Form 10-K
period 1997-12-31
UNIDYN CORP
filed 1998-04-15
CIK 894542

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For  the  transition  period  from  ________  to  ________

         Commission File No. 33-55254-31

                                  UNIDYN, CORP.
             (Exact name of Registrant as specified in its charter)

         NEVADA                                 87-0438639
(State or other jurisdiction of             (I..R.S. Employer
incorporation or organization)              Identification Number)

8621  North Seventy Ninth Avenue
Peoria, Arizona                                    85345
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code (602) 979-2800

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes[ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of April 10, 1998, the approximate market value of the voting stock held by non-affiliates of the registrant was $8,498,700, based on an average bid price of $.90 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                               Outstanding as of April 13, 1997
------------------------------------           --------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                32,000,000 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

         This Report contains, and incorporates by reference, certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995 and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended) that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document and in the documents incorporated herein by reference, the words "anticipate," "plan," "believe," "estimate," "expect," and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks or uncertainties and assumptions. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include those discussed elsewhere in this Report and in the documents incorporated herein by reference. The use of such forward-looking statements should not be regarded as Representations by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to release any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Report.

                                     PART I
ITEM 1.  Business.

         The Company was incorporated under the laws of Utah on May 2, 1986 as Macaw, Inc. The Company was subsequently reorganized under the laws of Nevada on October 12, 1995 by merging into Macaw Capital, Inc., a Nevada corporation. The Company's reorganization plan was formulated for the purpose of changing the state of domicile and provided that the Nevada corporation would acquire all of the contractual obligations, shareholder rights and identity of the Utah corporation. Although the Utah corporation was dissolved before the merger date and the formation of the surviving Nevada corporation, the Company believes that the Utah corporation continued its corporate existence for purposes of winding up its business and affairs, which consisted of merging into the Nevada corporation. However, in the event the Company was not deemed to have succeeded to the interest of the Utah corporation, such a determination could adversely impact the shareholders' interests, the Company and the business of the Company.

         On December 3, 1997 the Company's name was changed to UniDyn, Corp. The Company has not engaged in any operations, except as otherwise stated below. Its activities prior to December 31, 1997 were mostly limited to the sale of shares to Capital General Corporation, the gifts of shares to giftees, and the issuance of stock in December to acquire assets of another corporation.

         On December 1, 1997, the Company entered an agreement with Universal Dynamics, Inc., an Arizona corporation. Universal Dynamics agreed to transfer certain of its assets including equipment, inventory, accounts receivable, software and other intangible assets related to the business of vibration testing systems in exchange for the issuance of 180,000 shares of the Company's common stock.

         On December 31, 1997, the Company closed its transaction with Universal Dynamics. Universal Dynamics designs and manufactures vibration control systems, which are sold through multiple original equipment manufacturer (OEM) customers. These systems are Microsoft Windows based and are used with electrodynamic shakers.

     As a result of the acquisition from Universal Dynamics, the Company produces a vibration control system known as NorthStar. Vibration testing improves product reliability and is used in many industries, including the automotive, aerospace and electronics industries. Companies regularly perform vibration testing as part of their regimen of environmental simulation and durability testing. NorthStar is a Microsoft Windows compatible vibration control system capable of running up to three shakers independently. The Company markets NorthStar controllers to end users, such as test labs and equipment producers, and to manufacturers of industrial shakers who package it as an OEM system. The Company intends to continue to use and devote the acquired assets in the same business of developing vibration and reliability testing systems. The Company also plans to expand into the shaker and vibration testing systems market.

         The Company is in the process of completing an acquisition of a printed circuit board ("PCB") testing business. This business involves a technology for electronic manufacturing inspection systems. These systems will be used for inspecting freshly assembled printed circuit boards by conducting reliability testing. The Company has issued letters of intent to provide products to purchasers.

         The Company also has an agreement to acquire a vibration shaker and amplifier business, known as the Derritron shaker business. Derritron is a registered trademark in the United Kingdom Trademarks Office. With this acquisition, the Company will receive patents, product, manufacturing equipment and an established market presence internationally.

     As of April 13, 1998, the Company did not have any employees. The Company leases approximately 40 personnel to provide services to the Company.

ITEM 2. Properties.

         The principal corporate office and the manufacturing facility of the Company is located at 8621 North 79th Avenue, Peoria, Arizona 85345. The Company leases this entire facility on a month to month basis. The Company does not own any real property.


ITEM 3.  Legal Proceedings.

         On January 7, 1994, the Bureau of Securities of the State of New Jersey filed a complaint in the matter of Capital General Corporation, David R. Yeaman and 74 other named defendants, Nevada and Utah corporations including the Company, which complaint proposed that civil monetary penalties totaling $30,000.00 be assessed against Capital General Corporation for alleged violations of the Uniform Securities Law (1967), N.J.S.A. 49:3-47 et. seq. by
(1) selling to 24 New Jersey residents between April 1986 and May 1991, securities in 25 of the 74 respondent corporations named in the proceeding, including the Company, which were neither registered nor exempt from registration, and (2) making untrue statements of material fact and omitting to state material facts in connection with the New Jersey sales in 6 of the 74 to resident corporations named in the proceeding, not including the Company. Also on January 7, 1994, the Bureau of Securities of the State of New Jersey based on substantially similar allegations as in the above referred complaint, issued its Order Denying Exemptions and to Cease and Desist. This order summarily denied the exemptions contained in N.J.S.A. 49:3-50(b), (1), (2), (3), (9), (11) and
(12) of the securities of Capital General Corporation and the other 74 respondent corporations, including the Company, except that excluded from the summary denial of the exemption contained in N.J.S.A. 49-3-50(b)(12) is the Offer of Rescission by Capital General Corporation to 24 New Jersey residents pursuant to the offer of rescission which began about April 28, 1993. This order also ordered Capital General Corporation and David Yeaman to Cease and Desist from offering or selling any securities in blind pool corporations into, or from the State of New Jersey.

         Capital General and David Yeaman filed answers denying the material allegations of the complaint and resisting the imposition of the civil monetary penalties, and the Order Denying Exemptions and to Cease and Desist. Subsequently the issues raised in the complaint and order were settled by agreement between the Bureau of Securities and Mr. Yeaman and Capital General Corporation in a consent order dated July 11, 1994 and approved by an administrative law judge of the State of New Jersey Office of Administrative Law September 2, 1994. Under the terms of the consent order, all claims in the complaint against all named respondents were settled by the payment of $3,000 civil penalty, and the order was modified so that it does not apply to 27 of the respondent companies; however the order does still apply to the Company.

     During 1986 and 1987, Capital General gifted small amounts of stock (usually 100 shares to each giftee) in 48 subsidiary companies, which included the Company, to approximately 1,000 persons or entities. Capital General did not register the gifts of shares in these companies with the Securities Division of the State of Utah or with the Securities Exchange Commission because it believed these gifts to be outside the scope of the Utah Uniform Securities Act and the Securities Act of 1933 in as much as such acts require registration for sales and do not require registration of gifts. Nevertheless, in connection with the distribution of shares of its subsidiaries, Capital General was found by the Utah Securities Advisory Board, in two decisions affirmed by the Utah State
Courts,  to have  violated  the  registration  provisions  of the  Utah  Uniform
Securities Act. See In re Amenity Inc., No. SD-86-11 (Utah Sec. Adv. Bd. February 18, 1987) aff'd C87-2625 (3d Dist. Ct. September 18, 1987) aff'd sub nom Capital General Corp. v. Utah Dep't of Business Reg., 777 P.2d 494, 498 (Utah Ct. App.) cert. denied, 781 P.2d 873 (Utah S. Ct. 1989); In re H&B Carriers Inc., No. 87-09- 28-01 (Utah Sec. Adv. Bd., Apr. 15, 1988) aff'd No. 88-5900053 (3d Dist. Ct. Sept 10, 1990) aff'd sub nom Capital General Corp. v. Utah Dep't of Business Reg., Case No 91-196 (Utah Ct. App. February 10, 1992. All of the subsidiary companies, including the company, were parties to the H&B Carriers order.

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

         Management does not feel that the legal problems of the former officers and directors will have an adverse effect on the Company in the future. Management intends to comply with all applicable securities laws in the future.

         See also Item 10 regarding legal proceedings against former officers and directors.


ITEM 4. Submission of Matters to a Vote of Security Holders.

         December 1997, a written action was adopted unanimously by the Board of Directors and by a majority of the shareholders by written consent. The action approved the change of the Company's name to UniDyn, Corp. and approved an eight-for-one forward split of the Company's stock. During December 1997, a majority of the shareholders elected Ira Gentry and Terry Nield to the Board of Directors by written consent. In Nevada, a corporation's shareholders may approve actions by written consent of a majority of the shareholders.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholders Matters.


         The Company's common stock has been traded on the over-the-counter market and is listed under the symbol UNDY on the NASD's electronic OTC Bulletin Board. Subsequent to December, 1997, the Company's common stock traded at about $1.00 per share on a limited basis.

         As of March 20, 1998, there were about 356 record holders of the Company's common stock. The Company has not previously declared or paid any cash dividends on its common stock. The payment of dividends is within the discretion of the Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. The Company does not anticipate declaring any cash dividends in the foreseeable future.

         On December 22, 1997, the Company completed an eight to one forward stock split approved by a majority of the shareholders December 1997.

         As stated in Item 1, the Company issued 180,000 shares of common stock (before the eight-for-one forward split) to Universal Dynamics, Inc. in exchange for the transfer of certain assets. The Company's records reflect that 14,576,000 shares are held by Unidyn, Inc., and an additional 6,416,000 are held by Universal Dynamics, Inc. These entries, however, were mistakenly made in December 1997 and the Company is in the process of having these entries corrected. The Company anticipates that these 20,992,000 shares will be transferred to the sellers of assets in pending acquisitions by the Company.

ITEM 6.  Selected Financial Data.

                                  UNIDYN, CORP.
                              SUMMARY OF OPERATIONS
                                  DECEMBER 1997

                                  1997             1996              1995             1994              1993
                             -------------     -------------    -------------     -------------    -------------
Total Assets.................      167,976                 0                0                 0                0
Revenues.....................            0                 0                0                 0                0
Operating Expenses...........        8,740                 0                0                 0                0
   Net Earnings (Loss).......       (8,740)                0                0                 0                0
Per Share Data
Earnings (Loss)..............         (.00)                0                0                 0                0
Average Common Shares
   Outstanding...............    1,749,333         1,000,000        1,000,000         1,000,000        1,000,000

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The Company has had no operational history and did not engage in business of any kind until late December 1997. All risks inherent in new and inexperienced enterprises are inherent in the Company's business.

         The Company believes that it will receive a sufficient stream of cash from its new business operations to meet its cash needs during the next 12 months. However, because the Company plans to grow and acquire businesses and assets, the Company's needs could change. In the event the Company needs additional cash, the Company may issue additional shares or incur indebtedness. The Company also may incur additional indebtedness in connection with its pending or future acquisitions or other transactions. However, the Company believes that the 20,992,000 shares mistakenly issued to Unidyn, Inc. and Universal Dynamics will be transferred to the sellers in exchange for the assets in a pending transaction.

         The Company was recently listed on the NASD's electronic OTC Bulletin Board and trades under the symbol UNDY. The Company is generally debt-free, continues profitable, and aggressively provides the best technology in the quality assurance industry. The Company has a contract with Renwick Capital New York, NY for investment banking. This is in support of management's goal to remain debt-free, yet remain fully capitalized through explosive growth.

         The Company recently announced two important acquisitions. First was the Universal Dynamics business in December 1997. The assets acquired included a vibration control system technology, software, and engineering development. The Universal Dynamics acquisition was completed December 31, 1997. April 2, 1998, the Company announced a second acquisition for assets used in a business known as Derritron. Upon finalizing the Derritron acquisition, the Company will acquire a complete business of electrodynamic shakers, amplifiers, and supporting products. The Company, as a result of such acquisitions, will be able to combine and offer these high quality technologies as a complete, integrated, turnkey package, significantly reducing costs to end users, and completing a total package of products to the end user.

         Only a few companies have combined these technologies before, and none exhibit any significant modern software expertise in Windows. The Company hopes to position itself as perhaps the strongest candidate through millions previously invested in the Company's technical expertise in Windows software, and also tens of millions already invested in recent shaker and amplifier design through Derritron.

         The Company plans to acquire a PCB testing business, as well as the assets of other businesses in the vibration and reliability testing field as further described in Item 1. The Company may issue additional shares of its common stock in exchange for these assets.

         The Company is in the patenting stage of "Sterling," a revolutionary quality assurance system ("QAS") for printed circuit board production. The Company has in place OEM distributors for this QAS representing over 40 million in commitments to order. This however is small relative to the scope of the potential market the QAS addresses, but represents a strong beginning.

         The QAS is made possible partly through years of development and millions already invested in software expertise and through the software engineering expertise in the Company's engineering development center under the responsibility of Joseph Spencer, Vice President of Engineering.

         The QAS is not a "me too" product. It is a leap forward for the business of assuring quality in printed circuit board manufacturing. The Company believes that the QAS process in its quality assurance procedures is marketable to nearly every major manufacturer of printed circuit boards. This represents a significant area of growth for potential business.

         The Company's business is technology-driven, therefore, the Company may face competition from other companies, some of which may have greater financial technical resources. The Company has established customers waiting for product as the product is engineered through the production model requirements. Hence, the Company has initial customers for QAS and Derritron products as the Company obtains patents and engineers the production models.

         Management believes debt-free operations, a strong technology base, adaptation to changing markets, joint efforts through a real customer base, to be a positive business strategy, in combination with a comprehensive global objective. The Company is positioned to be able to increase its business operations, market and customer base.

ITEM 8. Financial Statements and Supplementary Data.

         See Item 14.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.

         The following table shows the positions held by the Company's officers and directors as of March 20, 1998.

Name                      Age               Position
----                      ---               --------
Ira Gentry                  42              President, CEO and Director
Joseph A. Spencer           33              Vice President - Engineering,
Dr. Don Leaver              44              Director
John Provazek               44              Director
Lance Mullins               28              Vice President - Operations

         On December 1, 1997, Krista Nielson and Sasha Belliston, the directors of the Company, resigned and Terry W. Neild and Ira Gentry were elected to the Board of Directors of the Company by a majority of the shareholders. Terry Neild resigned on January 29, 1998. Vernon M. Traylor was elected as Secretary and Treasurer December 1997 and resigned on February 23, 1998. The current directors were appointed March 12, 1998 by Ira Gentry as the sole remaining director and will serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. The officers were appointed to their positions, and continue in such positions, at the discretion of the directors. The office of Treasurer is currently vacant.

         Ira Gentry has been President, CEO, and Director of the Company since December, 1997. He has had a strong career in test system industries including Universal Dynamics, Inc., Scientific Atlanta, Cranfield and GenRad. He also worked at Beechcraft designing flight systems. Mr. Gentry graduated from Arizona State University (ASU) with degrees in both electrical and mechanical engineering. In addition, he completed over five years of graduate studies at ASU and the University of Cincinnati.

     Joseph A. Spencer, Vice President, Engineering, has been an engineering manager for the Company since 1997. Mr. Spencer brings nearly 10 years of software engineering development and management experience to the Company, including 4 years in a key role on the WordPerfect for Windows development team. Additionally, he managed software development for Ameritech. He has contributed significantly to the Company's continued success as team leader and project manager on numerous projects including the Company's quality assurance system. Mr. Spencer holds a BSE Bachelors of Science in Engineering from the computer science department at Weber State University. Mr. Spencer graduated with a bachelor's degree in Computer Science from Weber State University in 1990.

     Donald S. Leaver joined the Company as Chief Scientist in April, 1998. He worked for Concurrent Computer Corporation as a Field Application Engineer from 1986 to 1998. Mr. Leaver earned his B.A. at the University of Colorado, with a major in mathematics and a minor in physics. He earned M.A. and Ph.D. degrees from the University of Washington in Geophysics. While in graduate school he co-founded a systems integration firm in Seattle which designated automated systems for monitoring micro- earthquakes in the vicinities of hydro-dams and nuclear power plants.

         John Provazek, UPS Operations Manager, is in charge of a large metropolitan distribution center in Seattle, Washington. The distribution center employs approximately 100 people, has annual revenues of $14,000,000.00 and 2.5 million-dollar payroll. Over 3.3 million packages are processed annually either for delivery or pickup. Mr. Provazek's 15 years at UPS has been spent between operations (6 years) and Industrial Engineering (9 years). Mr. Provazek has extensive experience in planning and setting up operation centers and building and facility projects. He was a member of the project team, which completed UPS's 50th state territory expansion by opening Alaska and bringing pickup and delivery service to every deliverable address in the United States. Mr. Provazek is active in community affairs by being heavily involved with United Way through volunteer and donation activities. Mr. Provazek did undergraduate work at the University of Washington and graduated from Western Washington State University with a BS degree in Political Science.

         Vernon M. Traylor, 49, served as Secretary and Treasurer of the Company from December 1997 to February 23, 1998. For nearly 30 years, Mr. Traylor has served as an independent financial consultant or Chief Financial Officer for companies including LabGlas Corp. and Road Machinery Co. He is a Business Administration/Accounting graduate of Arizona State University.

     Terry W. Neild, 56, served as Director of the Company from December, 1997 until January 29, 1998. Mr. Neild was a co- founder of Clearly Canadian Beverage Corp. and served that company as its Chairman and CEO. In addition, he has been a Director of Camfrey Resources Ltd., BayWest Capital Corp. and MacNeill International Corp. Mr. Neild has also served as Director of National Scientific Corporation and Chief Operating Officer of Intercell Corporation. He is a Certified Management Accountant.

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

         On February 22, 1996, Mr. Yeaman entered his not guilty plea to all charges. The allegations against Mr. Yeaman are based on the government's claims that he and five of the other defendants named in the proceeding violated the aforesaid laws by inflating the apparent worth of certain reinsurance companies by leasing them alleged worthless securities. Specifically, it is alleged that Mr. Yeaman, with other defendants, engaged in practices which falsely increased the quoted prices of the securities and misrepresented restricted securities as free trading securities. Based on these allegations, the charges against Mr. Yeaman include one count of conspiracy, seven counts of wire fraud, six counts of securities fraud, and aiding and abetting with respect to each count. On April 16, 1997, Mr. Yeaman was convicted on one count of conspiracy, five counts of wire fraud, and three counts of Securities Fraud.

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

         Management does not feel that the legal problems of the former officers and directors will have an adverse effect on the Company in the future.

ITEM 11. Executive Compensation.

         As of December 31, 1997, the Company paid Vernon M. Traylor $6,000 for services rendered. The Company has made no arrangements for the remuneration of its officers and directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company's behalf in the investigation of business opportunities. There are no agreements or understandings with respect to the amount of remuneration that officers and directors are expected to receive in the future.

         The Company does not have any employees, as all personnel are leased. The two highest paid leased personnel are Mike Bird, senior engineer at $67,600 per year and Lance Mullins, head of operations, at $55,000 per year.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of March 20, 1998, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.

                    Name and address                Amount of           Percent
Title of class     of beneficial owner         beneficial ownership     of class

Common Stock      Universal Dynamics, Inc. (1)            1,440,000        4.50%
                  8621 North 79th Avenue
                  Peoria, Arizona 85345

Common Stock      Lance Mullins                             100,000         0.3%
                  10333 East Cinnabar Avenue
                  Phoenix, Arizona 85013

Common Stock      Joseph A. Spencer                          25,000         0.1%

Common Stock      All Officers and
                  Directors as a Group                      125,000         0.4%

         (1)Ira Gentry, President, CEO and Director of the Company is a minority shareholder of Universal Dynamics, Inc.

         The Company's current records reflect that Universal Dynamics also holds an additional 6,416,000 shares and Unidyn, Inc. holds an additional 14,576,000 shares. These entries were mistakenly made and the Company is in the process of having these entries corrected. The Company anticipates using these 20,992,000 shares for pending acquisitions and anticipates that such shares will be transferred directly to the sellers. Therefore, the Company's records will not reflect a change in the current 32,000,000 outstanding shares.

         Several of the Company's prior directors and officers own shares of common stock: Terry Nield (126,000), Vernon Traylor (100,000), Sasha Belliston
(800) and Krista Nielson (90,000). In addition, Capital General Corporation, in which Krista Nielson and David Yeaman have an ownership interest, holds 810,000 shares of the Company's common stock.


ITEM 13. Certain Relationships and Related Transactions.

         No officer, director, nominee for election as a director, or associate of such officer, director or nominee is or has been in debt to the Company during the last fiscal year. However, the Company's officers, directors and major shareholders, have made an oral undertaking to make loans to the Company in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company. The Company's status as a publicly-held corporation may enhance its ability to locate potential business ventures. The loans will be interest free and repaid at a future date, if or when the Company shall have received sufficient funds through any business acquisition. The loans are intended to provide for the payment of filing fees, professional fees, printing and copying fees and other miscellaneous fees.

                                     PART IV

ITEM 14. Exhibits and Reports on Form 8-K.

         Financial Statements and Financial Statement Schedules.
         Financial Statements - December 31, 1997 and 1996

         Reports on Form 8-K.
         A report on Form 8-K was filed December 1, 1997 to announce an asset acquisition and a change in the Board of Directors.

         A report on Form 8-K was filed January 12, 1998 to change its year end back to December 31, negating a Form 12b-25 that was filed December 23, 1997 with the SEC.

         Reports on Form 8-K/A.

         A report on Form 8-K/A was filed January 21, 1998 to amend 8-K dated December 1, 1997 with the following corrections:

                  Universal  Dynamics,  Inc.,  an Arizona  Corporation  is not a
                      subsidiary of UniDyn, Inc., a company organized under the laws of the Bahamas.
                  DVCSLtd.,  a company  organized  under the laws of the  United
                      Kingdom, was not a wholly owned subsidiary of UniDyn, Inc., but rather 85% owned by UniDyn, Inc.
                  Ira Gentry,  President, CEO and Director of the Company is not
                      the current President of Universal Dynamics, Inc., but rather only a minority shareholder.

         A report on Form 8-K/A was filed February 3, 1998 to amend 8-K dated December 1, 1997 as follows:

               UniDyn, Corp. issued 1,822,000 shares of its common stock to UniDyn, Inc. for the right to purchase 80% of the issued and outstanding stock of DVCS Ltd. for $500,000 at a future date. The promissory note to UniDyn, Inc. has been reduced from $2,000,000 to $1,500,000.

         This information, however, reported in this 8-K dated December 1, 1997 was not correct. The Company mistakenly issued the 1,822,000 shares of common stock to Unidyn, Inc. and is in the process of correcting this mistake. The Company anticipates using these shares for pending acquisitions. Furthermore, a promissory note was not issued to Unidyn, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UNIDYN, CORP.



Date:  April 15, 1998                      By:      /s/ Ira Gentry
                                                    --------------
                                                    Ira Gentry,
                                                  President, CEO and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 15, 1998                        By:      /s/ Ira Gentry
                                                      --------------
                                                      Ira Gentry,
                                                  President, CEO and Director


Date:  April 15, 1998                        By:      /s/ Joe Spencer
                                                      ---------------
                                                      Joe Spencer, Director and
                                                  Vice President- Engineering


Date:  April 15, 1998                        By:      /s/ John Lever, M.D.
                                                      --------------------
                                                      John Lever, M.D., Director


Date:  April 15, 1998                        By:      /s/ Lance Mullins
                                                      -----------------
                                                      Lance Mullins,
                                                  Vice President-Operations

                                 SMITH & COMPANY
                          A PROFESSIONAL CORPORATION OF
                          CERTIFIED PUBLIC ACCOUNTANTS

MEMBERS OF:                                   10 WEST 100 SOUTH, SUITE 700
AMERICAN INSTITUTE OF                         SALT LAKE CITY, UTAH 84101
     CERTIFIED PUBLIC ACCOUNTANTS             TELEPHONE:       (801) 575-8297
UTAH ASSOCIATION OF                           FACSIMILE:       (801) 575-8306
     CERTIFIED PUBLIC ACCOUNTANTS             E-MAIL: smith&co@smithandcocpa.com
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
UniDyn, Corp. (formerly Macaw Capital, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of UniDyn, Corp. (formerly Macaw Capital, Inc.) (a development stage company) as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1997, 1996, and 1995, and for the period of May 2, 1986 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UniDyn, Corp. (formerly Macaw Capital, Inc.) (a development stage company) as of December 31, 1997 and 1996, and the results of its operations, changes in stockholders' equity, and its cash flows for the years ended December 31, 1997, 1996, and 1995, and for the period of May 2, 1986 (date of inception) to December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has suffered losses from operations and has a substantial need for working capital. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 7 to the financial statements. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.


                                                    /s/ Smith & Company
                                                   CERTIFIED PUBLIC ACCOUNTANTS


Salt Lake City, Utah
February 3, 1998, except for Note 8 which is dated April 14, 1998

                                  UNIDYN, CORP.
                         (Formerly Macaw Capital, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                                     12/31/97              12/31/96
                                                                                 -----------------     -----------------
             ASSETS
CURRENT ASSETS
         Cash in bank                                                            $             998     $               0
         Accounts receivable                                                               112,787                     0
         Inventory (Note 1)                                                                 54,191                     0
                                                                                 -----------------     -----------------

                                                           TOTAL CURRENT ASSETS            167,976                     0

OTHER ASSETS
         Organization costs (Note 1)                                                             0                     0
                                                                                 -----------------     -----------------

                                                                                 $         167,976     $               0
                                                                                 =================     =================

             LIABILITIES & EQUITY
CURRENT LIABILITIES
         Accounts payable                                                        $          23,055     $               0
                                                                                 -----------------     -----------------

                                                      TOTAL CURRENT LIABILITIES             23,055                     0

STOCKHOLDERS' EQUITY
         Common Stock $.001 par value:
          Authorized - 100,000,000 shares
          Issued and outstanding
          32,000,000 shares (1,000,000 in 1996)                                             32,000                 1,000
         Additional paid-in capital                                                        172,653                 1,000
         Treasury stock (Note 5)                                                           (20,992)                    0
         Deficit accumulated during
          the development stage                                                            (38,740)               (2,000)
                                                                                 -----------------     -----------------

                                                     TOTAL STOCKHOLDERS' EQUITY            144,921                     0
                                                                                 -----------------     -----------------

                                                                                 $         167,976     $               0
                                                                                 =================     =================

See Notes to Financial Statements.

                                  UNIDYN, CORP.
                         (Formerly Macaw Capital, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                                                                5/2/86
                                                 Year               Year              Year            (Date of
                                                 ended              ended             ended          inception) to
                                               12/31/97           12/31/96          12/31/95           12/31/97
                                            --------------     --------------    --------------    -----------------
Net sales                                   $            0     $            0    $            0    $               0
Cost of sales                                            0                  0                 0                    0
                                            --------------     --------------    --------------    -----------------

                      GROSS PROFIT                       0                  0                 0                    0

General & administrative
 expenses                                            8,740                  0                 0               10,740
                                            --------------     --------------    --------------    -----------------

                          NET LOSS          $       (8,740)    $            0    $            0    $         (10,740)
                                            ==============     ==============    ==============    =================


Net income (loss) per weighted
 average share                              $         (.00)    $          .00    $          .00
                                            ==============     ==============    ==============


Weighted average number of
 common shares used to compute
 net income (loss) per weighted
 average share                                   1,749,333          1,000,000         1,000,000
                                            ==============     ==============    ==============







See Notes to Financial Statements.

                                  UNIDYN, CORP.
                         (Formerly Macaw Capital, Inc.)
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                             Deficit
                                                                                                           Accumulated
                                                          Common Stock                 Additional            During
                                                        Par Value $0.001                 Paid-in           Development
                                                     Shares            Amount            Capital              Stage
                                                 --------------    --------------    -----------------    --------------
Balances at 5/2/86
         (Date of inception)                                  0    $            0    $               0    $            0
         Issuance of common stock
             (restricted) at $.002 per
              share at 8/7/86                         1,000,000             1,000                1,000
         Net loss for period                                                                                      (1,950)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/86                                  1,000,000             1,000                1,000            (1,950)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/87                                  1,000,000             1,000                1,000            (1,960)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/88                                  1,000,000             1,000                1,000            (1,970)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/89                                  1,000,000             1,000                1,000            (1,980)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/90                                  1,000,000             1,000                1,000            (1,990)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/91                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/92                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/93                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/94                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/95                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/96                                  1,000,000             1,000                1,000            (2,000)
         Issued for services at
             $.001 12/1/97                              196,000               196
         Issued for assets at
             $.85 12/2/97                               180,000               180              153,285
         Issued for future acquisitions
             at $.001 12/1/97
             (Note 5)                                 2,624,000             2,624
         Forward stock split*
             (Note 6)                                28,000,000            28,000               18,368           (28,000)
Net loss for period                                                                             (8,740)
                                                 --------------    --------------    -----------------    --------------

Balances at 12/31/97                                 32,000,000    $       32,000    $         172,653    $      (38,740)
                                                 ==============    ==============    =================    ==============

* Approved December 3, 1997

See Notes to Financial Statements.

                                  UNIDYN, CORP.
                         (Formerly Macaw Capital, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                                                             5/2/86
                                                       Year               Year              Year            (Date of
                                                      ended              ended             ended          Inception) to
                                                     12/31/97           12/31/96          12/31/95          12/31/97
                                                   --------------     --------------    --------------    --------------
OPERATING ACTIVITIES
         Net income (loss)                         $       (8,740)    $            0    $            0    $      (10,740)
         Adjustments to reconcile net
          income (loss) to cash used
         by operating  activities:
             Amortization                                       0                  0                 0                50
             Stock issued for expenses                        196                  0                 0               196
             Changes in assets and
               liabilities:
                 Inventory                                (13,513)                 0                 0           (13,513)
                 Accounts payable                          23,055                  0                 0            23,055
                                                   --------------     --------------    --------------    --------------

                 NET CASH (USED) PROVIDED
                 BY OPERATING ACTIVITIES                      998                  0                 0              (952)

INVESTING ACTIVITIES
         Organization costs                                     0                  0                 0               (50)
                                                   --------------     --------------    --------------    --------------

                 NET CASH USED BY
                 INVESTING ACTIVITIES                           0                  0                 0               (50)

FINANCING ACTIVITIES
         Proceeds from sale of
          common stock                                          0                  0                 0             2,000
                                                   --------------     --------------    --------------    --------------

                 NET CASH PROVIDED BY
                 FINANCING ACTIVITIES                           0                  0                 0             2,000
                                                   --------------     --------------    --------------    --------------

                 INCREASE IN CASH
                 AND CASH EQUIVALENTS                         998                  0                 0               998
         Cash and cash equivalents
         at beginning of year                                   0                  0                 0                 0
                                                   --------------     --------------    --------------    --------------

                 CASH & CASH EQUIVALENTS
                 AT END OF YEAR                   $           998     $            0    $            0    $          998
                                                  ===============     ==============    ==============    ==============

SUPPLEMENTAL ACTIVITIES
         180,000 shares of the Company's stock were issued for accounts receivable of $112,787 and inventory of $40,678.


See Notes to Financial Statements.

                                  UNIDYN, CORP.
                         (Formerly Macaw Capital, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


NOTE 1:                SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
         Accounting Methods
         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy
         The Company has not yet adopted any policy regarding payment of dividends in cash.

         Organization Costs
         The Company amortized its organization costs over a five year period.

         Inventory
         Inventory consists of items for resale and is valued at the lower of cost (first-in, first-out basis) or market.

         Revenue Recognition
         Revenue is recognized upon shipment of products.

         Cash and Cash Equivalents
         For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

         Earnings (loss) per share
         Earnings or loss per common and common equivalent share is computed by dividing net earnings (loss) by the weighted average common shares outstanding during each year.

         Estimates
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates. Such estimates of significant accounting sensitivity are allowance for doubtful accounts.

         Stock Options
         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its future employee stock options rather than adopting the alternative fair value accounting provided for under Financial Accounting Standards Board ("FASB") FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS 123).

         Income Taxes
         The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Tax credits are recorded in the year realized. Since the Company has not yet realized income as of the date of this report, no provision for income taxes has been made.

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

                                  UNIDYN, CORP.
                         (Formerly Macaw Capital, Inc.)
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                December 31, 1997


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued) At December 31, 1997 a deferred tax asset has not been recorded due to the Company's lack of profitable operations to provide income to use the net operating loss carryover of $10,740 which expires as follows:

                  Year Ended                Expires              Amount

               December 31, 1986       December 31, 2001      $      1,950
               December 31, 1987       December 31, 2002                10
               December 31, 1988       December 31, 2003                10
               December 31, 1989       December 31, 2004                10
               December 31, 1990       December 31, 2005                10
               December 31, 1991       December 31, 2006                10
               December 31, 1997       December 31, 2012             8,740
                                                              ------------
                                                              $     10,740
                                                              ============
NOTE 2:                DEVELOPMENT STAGE COMPANY
         The Company was incorporated under the laws of the State of Utah on May 2, 1986 as Macaw Capital, Inc. and has been in the development stage since incorporation. On December 30, 1993, the Company was dissolved as a Utah corporation and reincorporated as a Nevada corporation. On December 3, 1997, the name was changed to UniDyn, Corp.

NOTE 3:                CAPITALIZATION
         On the date of incorporation, the Company sold 1,000,000 shares of its common stock to Capital General Corporation for $2,000 cash for an average consideration of $.002 per share. The Company's authorized stock includes 100,000,000 shares of common stock at $.001 par value. See also Note 6.

NOTE 4:                RELATED PARTY TRANSACTIONS
         The Company neither owns nor leases any real property. Office services are provided, without charge, by current management. Such costs are immaterial to the financial statements, and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5:                MAJOR 1997 EVENTS
         On December 1, 1997, the Company concluded a multi-party agreement with the following entities: UniDyn, Inc., a company organized under the laws of the Bahamas, and Universal Dynamics, Inc., an Arizona corporation. Pursuant to the agreement, the Company acquired from UniDyn, Inc., (i) 80% of the issued and outstanding stock of DVCS Ltd., ("DVCS") a company organized under the laws of the United Kingdom and an 85% owned subsidiary of UniDyn, Inc., and (ii) all rights and technology for a project known as the "Sterling" printed circuit board
         (PCB) testing system. The Company acquired from Universal Dynamics, Inc., certain of its assets including equipment, inventory, accounts receivable, software, and other intangible assets.

         As consideration for the assets acquired, the Company issued 3,000,000 authorized but unissued shares of its common stock, and a promissory note in the amount of $2,000,000. Of the 3,000,000 shares issued, UniDyn, Inc. received 1,822,000 shares, Universal Dynamics, Inc. received 982,000 shares, and other interested parties received 196,000 shares.

                                  UNIDYN, CORP.
                         (Formerly Macaw Capital, Inc.)
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                December 31, 1997


NOTE 5:                MAJOR 1997 EVENTS (continued)
         Simultaneously, Krista Nielson and Sasha Belliston, the directors of the Company, resigned and Terry W. Neild and Ira Gentry were elected to the Board of Directors of the Company, resulting in effective control of the Company passing to the new board of directors. No material relationship existed or now exists, between any former director, officer, or affiliate of either the Company, UniDyn, Inc., Universal Dynamics, Inc., or DVCS, Ltd.

         DVCS is in the business of remanufacturing electrodynamic shakers and amplifiers. Shakers are devices used world-wide to provide environmental testing capabilities to a wide variety of original equipment manufacturers (OEM). They also sell and support vibration control and shaker systems, while offering full service, training, and system installation. The Company may do business with DVCS but DVCS is not currently a subsidiary of the Company.

          The Sterling PCB testing business involves a technology for electronic manufacturing inspection systems. These systems will be used for inspecting freshly assembled printed circuit boards. The Sterling staff is currently writing a patent application.

          Universal Dynamic, Inc. designs and manufactures vibration control systems which are sold through multiple OEM customers. These systems are Microsoft Windows based and are used with electrodynamic shakers.

         The Company intends to continue to use and devote the acquired assets in the same business plan as described above.

         Subsequent to December 31, 1997, the above agreements were modified as follows:

          The transaction with Unidyn, Inc. was canceled completely, with 14,576,000 shares previously issued to Unidyn, Inc. being held by the Company to use in the future

         The shares issued to Universal Dynamics, Inc. were reduced from 982,000 to 180,000 shares and 6,416,000 shares issued to Universal as a result of the eight-for-one forward split are being held by the Company to use in the future. The Company is now holding 20,992,000 shares of previously issued stock as treasury stock to use in the future.

NOTE 6:                FORWARD STOCK SPLIT
         Effective December 3, 1997, pursuant to written action adopted unanimously by the Board of Directors and a majority of the shareholders, the Company changed its name to UniDyn, Corp., and approved an eight-for-one forward stock split on the Company's common stock as follows: each outstanding share was converted into eight shares. Before the change, the Company was authorized to issue 100,000,000 shares of $.001 par value common stock; after the forward stock split the Company shall continue to be authorized to issue 100,000,000 shares of $.001 par value common stock. The number of outstanding shares of common stock affected by the forward split was 4,000,000. The number of issued and outstanding shares of common stock of the Company after the forward stock split is 32,000,000.

NOTE 7:                GOING CONCERN
         The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At December 31, 1997, the Company has a loss from operations for 1997 of $8,740, and an accumulated deficit of $38,740.

         Management feels that loans from related parties and the sale of common stock will provide sufficient working capital to allow the Company to continue as a going concern.

NOTE 8:                SUBSEQUENT EVENTS
         On April 2, 1998 the Company announced it intends to issue 14,000,000 shares of its common stock to acquire Derritron, a leading manufacturer of shakers and amplifiers for environmental testing.