Form 10QSB
period 1998-03-31
UNIDYN CORP
filed 1998-05-20
CIK 894542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1998

[  ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-31

                                  UNIDYN, CORP.
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                        87-0438639
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

         8621 North Seventy Ninth Avenue
         Peoria, Arizona                                         85345
(Address of principal executive offices)                       (Zip Code)


Issuer's telephone number, including area code     (602) 979-2800

         Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding as of March 31, 1998
------------------------------------      --------------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                32,000,000 SHARES

ITEM 1. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "BUSINESS RISKS." SEE ALSO THE COMPANY'S ANNUAL REPORT ON FORM 10K FOR THE YEAR ENDED DECEMBER 31ST, 1997.

OVERVIEW
         The Company was incorporated in the State of Utah in 1986 as Macaw Capital, Inc. and was reincorporated in 1993 in the State of Nevada. In December of 1997, Macaw Capital, Inc. acquired a portion of the assets of Universal Dynamics, Inc., a private manufacturer of environmental vibration testing equipment formed in December 1989, and was renamed UniDyn, Corp. No material relationship exists between the former management and directors of Macaw Capital, Inc. and the current management and directors of UniDyn, Corp. UniDyn, Corp. shares are currently traded under the symbol UNDY on the NASDAQ Electronic Bulletin Board System.

         Vibration Stress Screening (VSS) requires three basic elements; the vibration hardware or "shaker" unit which mechanically vibrates the test platform, the software control system which measures output and regulates intensity, and the amplifier unit which provides power to the shaker. On the production line, VSS can identify latent defects not readily identified through visual inspection or during the development and design process. Vibration Stress Screening of electronic and mechanical components, such as printed circuit boards saves rework time during production, reduces warranty exposure and can enhance product quality and longevity. VSS is most effective in detecting intermittent defects such as loose connections, broken parts, cracked traces, poor solder joints and mechanical flaws. As manufacturers in a variety of industry have embraced miniaturization and technological complexity, demand has increased for more sophisticated quality control testing factory product.

         The Company currently markets its controller product under the Northstar brand and to other OEM's to be repackaged for use in the aerospace, automotive and semiconductor industries. The Company is also in the process of filing patents on a new testing process called Sterling. The Sterling process provides for completely automated quality control testing of printed circuit boards. It is expected that the Sterling process can significantly reduce warranty liability for a variety of industries, including manufacturers of computers, consumer electronic products, and aerospace and military systems, by anticipating hidden defects.

         To meet the objectives of its business plan and reach an economy of scale in the short-term, the Company has entered into several asset acquisition agreements. In December of 1997, the Company closed a transaction with Universal Dynamics, Inc. an Arizona corporation, for the transfer of certain assets including equipment, inventory, accounts receivable, software and other intangible assets related to the business of vibration testing systems. These systems are Microsoft Windows-based and have been integrated in the Company's proprietary control systems software.

         The Company also entered into an agreement to acquire an 80% interest in Derritron, a United Kingdom based manufacturer of vibration testing equipment. With this acquisition, the Company will receive patents, products, manufacturing equipment and an established market presence internationally. Derritron is currently 1 of 4 shaker manufacturers worldwide and holds patents on 30 variations of shaker models.

RESULTS OF OPERATIONS
         For the three months ending March 31st, 1998, the Company posted earnings of $113,158 on revenues of $623,798. For the three months ending March 31st, 1997, the Company generated no revenues or income. Substantially all sales were generated from the NorthStar product. NorthStar is composed of off the shelf items and has minimal assembly requirements.

         For the three months ending March 31st, 1998, the Company has filled 73 purchase orders for Northstar product ranging in price from $15,000 to $28,000 for both OEM and direct customers such as FUJITSU, Ford General Motors, AT&T, Donnely, McDonnell Douglas, Kodak, MIT and NASA. Approximately 440 Northstar units have been sold to date over the preceding two years, primarily through Universal Dynamics, Inc. prior to the December, 1997 asset purchase.

         Sales are subject to materially monthly fluctuations as the Company integrates recent acquisitions, modifies operations, introduces new product lines, and modifies its existing customer base. There can be no assurance that the Company will have the capital resources necessary to complete the introduction of the Sterling Process in a timely manner in accordance with the Company's business plan.

         Cost of Goods Sold for the three months ended March 31st, 1998 were $186,466 with a resultant gross profit of $437,332. Gross margin for the period was in excess of 70%. Until new products are introduced, including the Sterling Process, there is significant uncertainty about future gross margins. Gross margin percentage is highly dependent upon product prices, sales volumes, materials cost and allocation of manufacturing overhead.

         Selling, General and Administrative costs for the period were $270,124. The Company currently employs a total of 34 people in the United States and the United Kingdom. Of those employed, approximately 18 are on contract lease agreements. Management believes that by leasing its primary workforce, the Company has substantially limited fixed overhead costs and provided for a larger free-cash flow for the Company's growth phase.

         For the three months ending March 31st, 1998 the majority of the Company's research was conducted at the Company's Engineering and Development Center in American Fork, Utah. Substantial research and development costs were incurred by Universal Dynamics for the development of the Northstar and Sterling Process products prior to the December, 1997 asset purchase.

LIQUIDITY AND CAPITAL RESOURCES
     The Company is currently seeking additional working capital to meet its short term growth planning. Management believes, although there can be no assurance, that the Company will have sufficient cash needs for the next 12 months regardless of its success in attracting additional capital investment. However, management also believes that a lack of additional working capital over the remainder of the current fiscal year would substantially curtail the roll-out of the Sterling Process product line. As of the three months ending March 31st, 1998, the Company has approximately $258,079 in working capital.

NEW ACCOUNTING PRONOUNCEMENTS
         The Financial Accounting Standards Board has adopted several notices with regard to the treatment of interim financial statements. These issues are presented in the Company's interim financial statements. As discussed in the notes to the interim financial statements, the implementation of these new pronouncements is not expected to have a material effect on the financial statements.

BUSINESS RISKS
         While management believes, but there can be no assurance, that the Company is sufficiently capitalized to continue operations for the remainder of the fiscal year, management is currently seeking additional capital investment to fulfill inventory requirements and outstanding purchase orders which could have a material impact on short-term growth objectives.

         This report contains a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future" and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31st, 1997 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

ITEM 2.  LEGAL PROCEEDINGS

         Legal proceedings are outlined in detail in the Company's 10K filing for the year ending December 31st, 1997.

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

         Any outstanding legal proceedings relate only to the operational activities of the Company prior to the December 1997 activities which changed control of the Company and are not a reflection of current management and/or business strategy. No material relationship existed or now exists between current management and any former director, officer, or affiliate of the Company. Management does not feel that the legal problems of the former officers and directors will have an adverse effect on the Company in the future. However, no assurance can be given that costs, expenses or any awards of damages will not exceed the expectations of management, which could have a material adverse impact on the Company.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits
                           Financial statements as of March 31, 1998

                  (b)      Reports on Form 8-K
                           None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNIDYN, CORP.



Dated:  May 20, 1998                  /s/  Ira Gentry
                                          Ira Gentry, President and Director

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
     CERTIFIED PUBLIC ACCOUNTANTS             E-MAIL: smith&co@smithandcocpa.com
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders
UniDyn, Corp.

The accompanying balance sheet of UniDyn, Corp. as of March 31, 1998, and the related statements of operations, and cash flows for the three months ended March 31, 1998 and 1997, and the period from inception to March 31, 1998 were not audited by us and, accordingly, we do not express an opinion on them.




                                            /s/ Smith & Company
                                       CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
May 8, 1998

                                  UNIDYN, CORP.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)

                                                                                  March 31,
                                                                                    1998
                                                                           ----------------------
ASSETS
              CURRENT ASSETS
                  Cash in bank                                             $               48,057
                  Accounts receivable                                                     282,538
                  Inventory                                                                54,191
                                                                           ----------------------

                                              TOTAL CURRENT ASSETS                        384,786
                                                                           ----------------------

                                                                           $              384,786
                                                                           ======================

LIABILITIES & EQUITY
              CURRENT LIABILITIES
                  Accounts payable                                         $               36,707
                  Income taxes payable                                                     54,000
                  Loan payable - related party (Note 4)                                    36,000
                                                                           ----------------------

                                         TOTAL CURRENT LIABILITIES                        126,707

              STOCKHOLDERS' EQUITY
                  Common Stock $.001 par value:
                      Authorized - 100,000,000 shares
                      Issued and outstanding
                      32,000,000 shares                                                    32,000
                  Additional paid-in capital                                              172,653
                  Treasury stock                                                          (20,992)
                  Earnings accumulated during the
                      development stage                                                    74,418
                                                                           ----------------------

                                        TOTAL STOCKHOLDERS' EQUITY                        258,079
                                                                           ----------------------

                                                                           $              384,786
                                                                           ======================

                                  UNIDYN, CORP.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                           5/2/86
                                                                     Three Months Ended                   (Date of
                                                                          March 31,                     inception) to
                                                                   1998               1997                 3/31/98
                                                            -----------------   -----------------  -----------------------
Net sales                                                   $         623,798   $               0  $               623,798
Cost of sales                                                         186,466                   0                  186,466
                                                            -----------------   -----------------  -----------------------

                                              GROSS PROFIT            437,332                   0                  437,332

General and administrative expenses                                   270,124                   0                  280,864
                                                            -----------------   -----------------  -----------------------

                                                NET INCOME
                                       BEFORE INCOME TAXES            167,208                   0                  156,468

Income tax expense                                                     54,050                   0                   54,050
                                                            -----------------   -----------------  -----------------------

                                                NET INCOME  $         113,158   $               0  $               102,418
                                                            =================   =================  =======================

Net income per weighted
           average share                                    $             .00   $             .00
                                                            =================   =================

Weighted average number of common
           shares used to compute net income
           per weighted average share                              32,000,000           1,000,000
                                                            =================   =================

                                  UNIDYN, CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                                5/2/86
                                                                                                               (Date of
                                                                         Three Months Ended March 31,        Inception) to
                                                                              1998              1997            3/31/98
                                                                       ----------------   ---------------  ---------------
OPERATING ACTIVITIES
           Net income                                                  $        113,158   $             0  $       102,418
           Adjustments to reconcile net income to cash provided
              by operating activities:
                Amortization                                                          0                 0               50
                Stock issued for expenses                                             0                 0              196
           Changes in assets and liabilities:
                Accounts receivable                                            (169,751)                0         (169,751)
                Inventory                                                             0                 0          (13,513)
                Accounts payable                                                 13,652                 0           36,707
                Income taxes payable                                             54,000                 0           54,000
                                                                       ----------------   ---------------  ---------------

                                                    NET CASH PROVIDED
                                              BY OPERATING ACTIVITIES            11,059                 0           10,107

INVESTING ACTIVITIES
           Organization costs                                                         0                 0              (50)
                                                                       ----------------   ---------------  ---------------

                                             NET CASH PROVIDED (USED)
                                              BY INVESTING ACTIVITIES                 0                 0              (50)

FINANCING ACTIVITIES
           Proceeds from sale of common stock                                         0                 0            2,000
           Loans - related party                                                 36,000                 0           36,000
                                                                       ----------------   ---------------  ---------------

                                                 NET CASH PROVIDED BY
                                                 FINANCING ACTIVITIES            36,000                 0           38,000
                                                                       ----------------   ---------------  ---------------

                                                     INCREASE IN CASH
                                                 AND CASH EQUIVALENTS            47,059                 0           48,057

Cash and cash equivalents at beginning of year                                      998                 0                0
                                                                       ----------------   ---------------  ---------------

                                            CASH AND CASH EQUIVALENTS
                                                     AT END OF PERIOD  $         48,057   $             0  $        48,057
                                                                       ================   ===============  ===============

Cash paid for income taxes                                             $             50   $             0  $            50

                                  UNIDYN, CORP.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 1998


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

         Allowance for Uncollectible Accounts
         The Company provides an allowance for uncollectible accounts based upon prior experience and management's assessment of the collectability of existing accounts.

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

                                  UNIDYN, CORP.
                          (A Development Stage Company)
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
                                 March 31, 1998


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued) At December 31, 1997 a deferred tax asset was not recorded due to the Company's lack of profitable operations to provide income to use the net operating loss carryover of $10,740 which expires as follows:

                  Year Ended               Expires               Amount

               December 31, 1986       December 31, 2001     $       1,950
               December 31, 1987       December 31, 2002                10
               December 31, 1988       December 31, 2003                10
               December 31, 1989       December 31, 2004                10
               December 31, 1990       December 31, 2005                10
               December 31, 1991       December 31, 2006                10
               December 31, 1997       December 31, 2012             8,740
                                                             -------------

                                                             $      10,740
                                                             =============

         The Company expects to use the net operating loss on its 1998 income tax return.

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

NOTE 4:                RELATED PARTY TRANSACTIONS
         During 1998, the Company borrowed $36,000 from its largest shareholder. The amount is non-interest bearing and expected to be repaid during 1998.

NOTE 5:            OTHER 1997 EVENTS
         On December 1, 1997, the Company constructed a multi-party agreement with the following entities; Universal Dynamics, Inc. an Arizona Corporation, and Unidyn Inc. a company orgainzed under the laws of the Bahamas. Pursuant to the agreement, the Company acquired from Universal Dynamics, Inc. certain assets including equipment, inventory, accounts receivable, software, and other intangible assets all pertaining to the vibration control system known as "NorthStar". The Company also entered into formal negotiations for the acquisition of the Derritron shaker product, and entered into an agreement for the acquisition of 80% of DVCS, LTD, a UK company in the business of Derritron shaker remanufacturing and related shaker services in the UK.

         In consideration for the NorthStar assets and to publicly disclose its shares for the pending acquisitions, the Company issued 3,000,000 authorized but unissued shares of its common stock, with the following distribution. Universal Dynamics, Inc. received 982,000 shares for the NorthStar product. The structure was concluded December 31, 1997. The Company also issued 1,822,000 shares for the pending acquisition of the Derritron product and 80% ownership of DVCS, LTD. Unidyn Inc. agreed to be the trustee of the shares as required for the pending acquisitions of both Derritron and DVCS, LTD and subsequently returned the shares to the Company as specific share transfer instructions were received pursuant to the individual acquisition agreement. Other interested parties received 196,000 shares.

                                  UNIDYN, CORP.
                          (A Development Stage Company)
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
                                 March 31, 1998


         The Company also generated a $2,000,000 promissory note in the event it would be required for the pending acquisitions. This note was subsequently destroyed, and not required for the acquisition, and represents no liability to the Company.

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