Form 10QSB
period 1998-06-30
UNIDYN CORP
filed 1998-08-19
CIK 894542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       June 30, 1998
                               -----------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-31

                                  UNIDYN, CORP.
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                          87-0438639
(State or other jurisdiction of           (I.R.S. Employer Identification
 incorporation or organization)                       Number)


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

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

             Class                            Outstanding as of June 30, 1998
------------------------------------         ----------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                 24,144,000 SHARES

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

         The current company is in the business of providing products involving quality control of manufactured electronics. These products fall under two categories, A) Vibration Stress Screening (VSS) and B) Sterling inspection products for on-line printed circuit board inspection.

A) The vibration test products are used to check the integrity of printed circuit boards and other physical items eventually used in automotive and electronics. This core business primarily consists of 1) the vibration hardware or "shaker" unit which mechanically vibrates the test platform, 2) the vibration control system which measures output and regulates shaker intensity, and 3) the amplifier unit which provides power to the shaker. On the production line, VSS can identify latent defects not readily identified through visual inspection or during the development and design process. Vibration Stress Screening of electronic and mechanical components, such as printed circuit boards saves rework time during production, reduces warranty exposure and can enhance product quality and longevity. VSS is most effective in detecting intermittent defects such as loose connections, broken parts, cracked traces, poor solder joints and mechanical flaws.

         The Company currently markets its Vibration Control System product under the NorthStar brand and to other OEM's to be repackaged for use in the aerospace, automotive and semiconductor industries. The Company has also purchased a complete line of shaker and amplifiers known in the industry under the trade name "Derritron". Derritron has had a 30 year history in the shaker business, and is considered a premier shaker product. This combined with the Company's world class vibration control system, puts UniDyn in the position to become a first tier provider of turn-key vibration test products.

B) UniDyn's flagship in new products is a product called "Sterling". The Sterling product was completely acquired from Universal Dynamics in the second quarter after the patent search showed no prior art, and open for patent filing. UniDyn is currently in the process of filing patents on this new testing process. The company also has firm commitments with a large Japanese company with a 45 year history of providing various products for the printed circuit board industry. The company will provide product to the Japanese company under an exclusive OEM arrangement in Japan. The quantity will be approximately 20 Sterling units a month during the first year, and relating to the initial discovered demands of the Japanese customer. The company is in the process of engineering a "Production Model" for delivery in 1999. The product technique is already tested at IBM and Delco Electronics. The Company is constructing the production model for delivery.

The Sterling process provides for completely automated on-line quality control testing of printed circuit boards. It is expected that the Sterling process can significantly reduce warranty liability for a variety of industries, including manufacturers of computers, consumer electronic products, and aerospace and military systems, by anticipating hidden defects.

OVERVIEW ACQUISITIONS
         To meet the objectives of its business plan and reach an economy of scale in the short-term, the Company has entered into several asset acquisition agreements. In December of 1997, the Company closed a transaction with Universal Dynamics, Inc. an Arizona corporation, for the transfer of certain assets including equipment, inventory, accounts receivable, software and other intangible assets related to the NorthStar vibration control system business. These systems are Microsoft Windows-based and have been integrated in the Company's proprietary control systems software.

         The Company also entered into an agreement to acquire a 100% interest in the Derritron product of shakers and amplifiers, previously known as a United Kingdom based manufacturer of vibration shakers and amplifiers. The Company completed that acquisition in the second quarter of 1998. With this acquisition, the Company will receive patents, products, manufacturing equipment and an established market presence internationally. Derritron is currently 1 of only 4 shaker manufacturers worldwide with a full range of electrodynamic shakers, and has a full selection of shaker models.

         The Company also finished the acquisition of the "Sterling" product rights from Universal Dynamics, Inc., an Arizona corporation, in the second quarter of 1998. This acquisition was completed after the "Sterling" process was discovered clear on the patent search during the second quarter.

         The Company also entered into an agreement to purchase 80% of DVCS limited in the UK. DVCS was to be integrated with the "Derritron" product acquisition. After review of the DVCS debt and lack of accounting compliance, the Company opted to form a new 100% owned UK subsidiary, "Derritron Limited" to incorporate the Derritron business for UK operations.

RESULTS OF OPERATIONS
         For the three months ending June 30, 1998, the Company posted earnings of $56,620 on revenues of $514,314 ($(57,978) and $428,703 for the same period in 1997). Substantially all sales were generated from the NorthStar product. NorthStar is composed of off the shelf items and has minimal assembly requirements. For the six months ending June 30, 1998, the Company posted earnings of $222,515 on revenues of $1,251,729 ($126,854 and $1,200,518 for 1997).

         Sales are subject to material monthly fluctuations as the Company integrates recent acquisitions, modifies operations, introduces new product lines, and modifies its existing customer base. There can be no assurance that the Company will have the capital resources necessary to complete the introduction of the Sterling Process in a timely manner in accordance with the Company's business plan. The Company is currently involved with various funding potentials for Sterling.

         Cost of Goods Sold for the three months ended June 30, 1998 were $185,298 with a resultant gross profit of $329,016 ($105,684 and $323,019 for
1997). Cost of goods sold for the six months ended June 30, 1998 were $383,719 with a gross profit of $868,010 ($356,739 and $843,779 in 1997). Gross margin for the period ended June 30, 1998 was 69% (70% in 1997). Until new products are introduced, including the Sterling Process, there is significant uncertainty about future gross margins. Gross margin percentage is highly dependent upon product prices, sales volumes, materials cost and allocation of manufacturing overhead.

         Selling, General and Administrative costs for the three months ended June 30, 1998 were $414,296, and for the six months were $746,345 ($380,997 and $635,925 in 1997). The Company currently employs or leases a total of 24 people in the United States and the United Kingdom. Of those employed, approximately 18 are on contract lease agreements. Management believes that by leasing its primary workforce, the Company has substantially limited fixed overhead costs and provided for a larger free-cash flow for the Company's growth phase. It also allows for a better benefit base through managed 401K and health plans already established in the employee leasing companies.

         For the six months ending June 30, 1998 the majority of the Company's research was conducted at the Company's Engineering and Development Center in American Fork, Utah. Substantial research and development costs were incurred by Universal Dynamics for the development of the NorthStar and Sterling Process products prior to the December, 1997 asset purchase.

LIQUIDITY AND CAPITAL RESOURCES
         The Company is currently seeking additional working capital to meet its short term growth planning including the acquisition of a potential supplier for the Sterling system. Management believes, although there can be no assurance, that the Company will have sufficient cash needs for the next 12 months regardless of its success in attracting additional capital investment. However, management also believes that a lack of additional working capital over the remainder of the current fiscal year would substantially curtail the roll-out of the Sterling Process product line and the acquisition of a key supplier involving Sterling. As of June 30, 1998, the Company has approximately $261,139 in working capital.

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

         This report contains a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future" and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

ITEM 2. LEGAL PROCEEDINGS

         Legal proceedings of the previous officers and directors of Macaw Capital are outlined in detail in the Company's 10K filing for the year ending December 31, 1997.

         Management does not feel that the legal problems of the former officers and directors of Macaw Capital will have an adverse effect on UniDyn Corp. in the future. Current management has no past legal problems and intends to comply with all applicable securities laws.

         Any legal proceedings relate only to the Company prior to December 1997. These activities are not a reflection of current management and/or business strategy. No material relationship existed or now exists between current management and any former director, officer, or affiliate of the Company. Management does not feel that the legal problems of the former officers and directors will have any adverse effect on the Company in the future.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  Financial statements as of June 30, 1998

         (b)      Reports on Form 8-K
                  None

                                   SIGNATURES

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNIDYN, CORP.



Dated:   19 August 1998
                                       Ira Gentry, President and Director

                                  UNIDYN, CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                         June 30,
                                                                           1998
                                                                  ----------------------
ASSETS
     CURRENT ASSETS
         Cash in bank                                             $              144,925
         Accounts receivable (net of allowance
              for doubtful accounts of $60,000)                                  321,734
         Loans receivable                                                         40,500
         Advances - officers                                                      12,325
         Deferred tax benefit                                                     18,000
         Prepaid expense                                                          77,134
         Inventory                                                                64,763
                                                                  ----------------------

                                      TOTAL CURRENT ASSETS                       679,381

PROPERTY, PLANT & EQUIPMENT                                                       62,845

     OTHER ASSETS
         Sterling Patent (Note 7)                                                      0
         Deferred tax benefit                                                    258,000
         Derritron Technology (Note 8)                                         4,008,400
                                                                  ----------------------
                                                                               4,266,400
                                                                  ----------------------

                                                                  $            5,008,626
                                                                  ======================

LIABILITIES & EQUITY
     CURRENT LIABILITIES
         Accounts payable                                         $               80,242
         Income taxes payable                                                    338,000
                                                                  ----------------------

                                 TOTAL CURRENT LIABILITIES                       418,242

     STOCKHOLDERS' EQUITY
         Common Stock $.001 par value:
              Authorized - 100,000,000 shares
              Issued and outstanding
              24,144,000 shares                                                   24,144
         Additional paid-in capital                                            5,135,749
         Treasury stock                                                         (786,227)
         Retained earnings                                                       216,718
                                                                  ----------------------

                                TOTAL STOCKHOLDERS' EQUITY                     4,590,384
                                                                  ----------------------

                                                                  $            5,008,626
                                                                  ======================

                                  UNIDYN, CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                           Three Months Ended                       Six Months Ended
                                                June 30,                                June 30,
                                        1998                1997                1998               1997
                                 ------------------  ------------------  -----------------   -----------------
Net sales                        $          514,314  $          428,703  $       1,251,729   $       1,200,518
Cost of sales                               185,298             105,684            383,719             356,739
                                 ------------------  ------------------  -----------------   -----------------

                   GROSS PROFIT             329,016             323,019            868,010             843,779

Other Income                                182,900                   0            212,900                   0

Bad debts                                    30,000                   0             30,000                   0
General and administrative
   expenses                                 414,296             380,997            746,345             635,925
                                 ------------------  ------------------  -----------------   -----------------
                                            444,296             380,997            776,345             635,925
                                 ------------------  ------------------  -----------------   -----------------

                     NET INCOME
            BEFORE INCOME TAXES              67,620             (57,978)           304,565             207,854

Income tax expense                           11,000                   0             82,050              81,000
                                 ------------------  ------------------  -----------------   -----------------

                     NET INCOME  $           56,620  $          (57,978) $         222,515   $         126,854
                                 ==================  =================== =================   =================

Net income per weighted
   average share                 $              .00  $             .(06) $             .01   $             .13
                                 ==================  =================== =================   =================

Weighted average number
   of common shares used to
   compute net income
   per weighted average share            24,144,000           1,000,000         24,144,000           1,000,000
                                 ==================  ==================  =================   =================

                                  UNIDYN, CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                1998               1997
                                                                         -----------------   -----------------

OPERATING ACTIVITIES
   Net income                                                            $         222,515   $         126,854
   Adjustments to reconcile net income to cash provided
     by operating activities:
       Depreciation                                                                  3,000              (1,974)
       Bad debts                                                                    30,000                   0
       Deferred taxes                                                             (276,000)                  0
   Changes in assets and liabilities:
       Accounts receivable                                                        (160,741)             65,840
       Inventory                                                                     6,103              16,867
       Prepaid expenses                                                            (38,426)             (4,037)
       Accounts payable                                                             34,455             (15,483)
       Income taxes payable                                                        338,000              75,327
                                                                         -----------------   -----------------

                                                   NET CASH PROVIDED BY
                                                   OPERATING ACTIVITIES            158,906             263,394

INVESTING ACTIVITIES
   Loans                                                                           (16,000)                  0
   Purchase of equipment                                                           (27,728)             (1,538)
                                                                         ------------------  ------------------

                                                       NET CASH  (USED)
                                                BY INVESTING ACTIVITIES            (43,728)             (1,538)

FINANCING ACTIVITIES
   Line of credit repayments                                                             0            (151,223)
   Repayments - related parties                                                          0             (21,482)
   Loan principal payments                                                         (74,775)            (14,758)
   Loan proceeds                                                                         0             100,000
                                                                         -----------------   -----------------

                                                     NET CASH (USED) BY
                                                   FINANCING ACTIVITIES            (74,775)            (87,463)
                                                                         ------------------  ------------------

                                                       INCREASE IN CASH
                                                   AND CASH EQUIVALENTS             40,403             174,393

Cash and cash equivalents at beginning of year                                     104,522              72,695
                                                                         -----------------   -----------------

                                              CASH AND CASH EQUIVALENTS
                                                       AT END OF PERIOD  $         144,925   $         247,088
                                                                         =================   =================

Cash paid for income taxes                                               $              50   $           5,673
Cash paid for interest                                                                   0               9,159

SUPPLEMENTAL INFORMATION
During the six months ended June 30, 1998, the Company issued 14,576,000 shares of restricted common stock for Derritron technology with a value of $4,008,400. The value was based on a discounted value of free-trading stock on the date of issuance.

                                  UNIDYN, CORP.
            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                         Six months ended June 30, 1997


                                                                               UniDyn            NorthStar           Pro Forma
                                                                         -----------------   -----------------  ------------------
Net sales                                                                $               0   $       1,200,518  $        1,200,518
Cost of sales                                                                            0             356,739             356,739
                                                                         -----------------   -----------------  ------------------

                                                           GROSS PROFIT                  0             843,779             843,779

General and administrative expenses                                                      0             635,925             635,925
                                                                         -----------------   -----------------  ------------------

                                         NET INCOME BEFORE INCOME TAXES                  0             207,854             207,854

Income tax expense                                                                       0              81,000              81,000
                                                                         -----------------   -----------------  ------------------

                                                             NET INCOME  $               0   $         126,854  $          126,854
                                                                         =================   =================  ==================

Net income per weighted average share                                    $             .00                      $              .13
                                                                         =================                      ==================

Weighted average number of common shares used
   to compute net income per weighted average share                              1,000,000                               1,000,000
                                                                         =================                      ==================

This pro forma assumes that UniDyn, Corp. acquired the NorthStar operations on January 1, 1997.

NorthStar provided the majority of operations for Universal Dynamics, Inc. ("Universal"). In December of 1997, Universal sold the NorthStar operations to UniDyn, Corp. in exchange for 1,440,000 shares of restricted common stock of UniDyn, Corp.

The pro forma information for NorthStar is derived from the unaudited statement of operations for Universal. Operations not related to NorthStar are immaterial and have not been removed from the pro forma information.

                                  UNIDYN, CORP.
            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                        Three months ended June 30, 1997


                                                                               UniDyn            NorthStar           Pro Forma
                                                                         -----------------   -----------------  ------------------
Net sales                                                                $               0   $         428,703  $          428,703
Cost of sales                                                                            0             105,684             105,684
                                                                         -----------------   -----------------  ------------------

                                                           GROSS PROFIT                  0             323,019             323,019

General and administrative expenses                                                      0             380,997             380,997
                                                                         -----------------   -----------------  ------------------

                                         NET (LOSS) BEFORE INCOME TAXES                  0             (57,978)            (57,978)

Income tax expense                                                                       0                   0                   0
                                                                         -----------------   -----------------  ------------------

                                                             NET (LOSS)  $               0   $         (57,978) $          (57,978)
                                                                         =================   =================  ==================

Net (loss) per weighted average share                                    $             .00                      $             (.06)
                                                                         =================                      ==================

Weighted average number of common shares used
   to compute net (loss) per weighted average share                              1,000,000                               1,000,000
                                                                         =================                      ==================

This pro forma assumes that UniDyn, Corp. acquired the NorthStar operations on January 1, 1997.

NorthStar provided the majority of operations for Universal Dynamics, Inc. ("Universal"). In December of 1997, Universal sold the NorthStar operations to UniDyn, Corp. in exchange for 1,440,000 shares of restricted common stock of UniDyn, Corp.

The pro forma information for NorthStar is derived from the unaudited statement of operations for Universal. Operations not related to NorthStar are immaterial and have not been removed from the pro forma information.

                                  UNIDYN, CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
                  Accounting Methods
                  The Company recognizes income and expenses based on the accrual method of accounting.

                  Principals of Consolidation
                  The financial statements contain the accounts of the Company and Universal Dynamics, Inc. ("Universal"). Universal could be considered an entity under common control as at one time, the President of the Company and the president of Universal were the same person. Also the Company issued common stock to Universal to acquire the NorthStar operations from Universal. NorthStar is currently the main line of business for the Company. All significant intercompany transactions have been eliminated on consolidation.

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

                  Earnings (loss) per share
                  Earnings or loss per common and common equivalent share is computed by dividing net earnings (loss) by the weighted average common shares outstanding during each period.

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

                                  UNIDYN, CORP.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 1998

NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)
                  Income Taxes
                  The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Tax credits are recorded in the year realized.

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

                  At December 31, 1997 a deferred tax asset was not recorded due to the Company's lack of profitable operations to provide income to use the net operating loss carryover of $10,740 which expires as follows:

                      Year Ended                Expires             Amount

                   December 31, 1986       December 31, 2001    $        1,950
                   December 31, 1987       December 31, 2002                10
                   December 31, 1988       December 31, 2003                10
                   December 31, 1989       December 31, 2004                10
                   December 31, 1990       December 31, 2005                10
                   December 31, 1991       December 31, 2006                10
                   December 31, 1997       December 31, 2012             8,740
                                                                --------------

                                                                $       10,740

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

                                  UNIDYN, CORP.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 1998


NOTE 4:           RELATED PARTY TRANSACTIONS
                  During 1998, the Company received $126,000 from Universal. The amount was reimbursement for expenses paid by the Company on behalf of Universal. The amount is reflected as a reduction of general and administrative expenses on the Company's books and eliminated on consolidation.

NOTE 5:           1997 EVENTS
                  On December 1, 1997, the Company constructed a multi-party agreement with the following entities; Universal Dynamics, Inc. an Arizona Corporation, and Unidyn Inc. a company organized under the laws of the Bahamas. Pursuant to the agreement, the Company acquired from Universal Dynamics, Inc. certain assets including equipment, inventory, accounts receivable, software, and other intangible assets all pertaining to the vibration control system known as "NorthStar". The Company also entered into formal negotiations for the acquisition of the Derritron shaker product, and entered into an agreement for the acquisition of 80% of DVCS, LTD, a UK company in the business of Derritron shaker remanufacturing and related shaker services in the UK.

                  In consideration for the NorthStar assets and to publicly disclose its shares for the pending acquisitions, the Company issued 3,000,000 authorized but unissued shares of its common stock, with the following distribution. Universal Dynamics, Inc. received 982,000 shares for the NorthStar product and for the Sterling technology. The structure was concluded December 31, 1997 with the remaining shares being issued in the second quarter of 1998 for all rights in the Sterling product. The Company also issued 1,822,000 shares for the pending acquisition of the Derritron product and 80% ownership of DVCS, LTD. Unidyn Inc. agreed to be the trustee of the shares as required for the pending acquisitions of both Derritron and DVCS, LTD and subsequently returned the shares to the Company as specific share transfer instructions were received pursuant to the individual acquisition agreement. These shares were issued in the second quarter of 1998 for the Derritron product. Other interested parties received 196,000 shares.

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

                                  UNIDYN, CORP.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 1998


NOTE 7:           STERLING PATENT
                  During the quarter ended June 30, 1998, the Company issued 6,416,000 shares of restricted common stock, previously held as treasury stock, to acquire a patent on the Sterling Project from Universal. The patent will be amortized over fifteen years. The Sterling Project will allow the testing of printed circuit boards. Sterling will estimate the projected life of each solder connection on the printed circuit board, which will quantify the reliability of the manufactured part. The Company expects to have a working production model by the end of 1998 with sales expected in the second quarter of 1999.

NOTE 8:           DERRITRON TECHNOLOGY
                  Effective June 30, 1998, the Company issued 14,576,000 shares of restricted common stock, previously held as treasury stock, to acquire the technology. The technology will be amortized over five years. The Company will need to spend some money to upgrade the technology and expects sales to begin in the second quarter of 1999. With this acquisition, the Company receives patents, products, manufacturing equipment, and an established market presence in England and other parts of Europe.