Form 10QSB/A
period 1998-03-31
UNIDYN CORP
filed 1998-09-14
CIK 894542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       March 31, 1998
                               ------------------------------------

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

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding as of June 30, 1998
------------------------------------         -----------------------------------
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

B) UniDyn's flagship in new products is a product called "Sterling". The Sterling product was completely acquired from Universal Dynamics in the second quarter of 1998 after the patent search showed no prior art, and open for patent filing. UniDyn is currently in the process of filing patents on this new testing process. The Company also has firm commitments with a large Japanese company with a 45 year history of providing various products for the printed circuit board industry. The Company will provide product to the Japanese company under an exclusive OEM arrangement in Japan. The quantity will be approximately 20 Sterling units a month during the first year, and relating to the initial discovered demands of the Japanese customer. The Company is in the process of engineering a "Production Model" for delivery in 1999. The product technique is already tested at IBM and Delco Electronics. The Company is constructing the production model for delivery.

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

RESULTS OF OPERATIONS
         For the three months ending March 31, 1998, the Company posted earnings of $165,895 on revenues of $737,415 ($184,832 and $771,815 for the same period in 1997). Substantially all sales were generated from the NorthStar product. NorthStar is composed of off the shelf items and has minimal assembly requirements.

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

         Cost of Goods Sold for the three months ended March 31, 1998 were $198,421 with a resultant gross profit of $538,994 ($251,055 and $520,760 for 1997). Gross margin for the period ended March 31, 1998 was 73% (67% in 1997). Until new products are introduced, including the Sterling Process, there is significant uncertainty about future gross margins. Gross margin percentage is highly dependent upon product prices, sales volumes, materials cost and allocation of manufacturing overhead.

         Selling, General and Administrative costs for the three months ended March 31, 1998 were $332,049, ($254,928 in 1997). The Company currently employs or leases a total of 24 people in the United States and the United Kingdom. Of those employed, approximately 18 are on contract lease agreements. Management believes that by leasing its primary workforce, the Company has substantially limited fixed overhead costs and provided for a larger free-cash flow for the Company's growth phase. It also allows for a better benefit base through managed 401K and health plans already established in the employee leasing companies.

         For the three months ending March 31, 1998 the majority of the Company's research was conducted at the Company's Engineering and Development Center in American Fork, Utah. Substantial research and development costs were incurred by Universal Dynamics for the development of the NorthStar and Sterling Process products prior to the December, 1997 asset purchase.

LIQUIDITY AND CAPITAL RESOURCES
         The Company is currently seeking additional working capital to meet its short term growth planning including the acquisition of a potential supplier for the Sterling system. Management believes, although there can be no assurance, that the Company will have sufficient cash needs for the next 12 months regardless of its success in attracting additional capital investment. However, management also believes that a lack of additional working capital over the remainder of the current fiscal year would substantially curtail the roll-out of the Sterling Process product line and the acquisition of a key supplier involving Sterling. As of March 31, 1998, the Company has approximately $510,632 in working capital.

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

                                             UNIDYN, CORP.



Dated:   September 11, 1998
                                             Ira Gentry, President and Director

                                  UNIDYN, CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                         March 31,
                                                                           1998
                                                                  ----------------------
ASSETS
     CURRENT ASSETS
         Cash in bank                                             $              105,286
         Accounts receivable                                                     322,572
         Loans receivable                                                         85,500
         Prepaid expense                                                          40,200
         Inventory                                                               108,643
                                                                  ----------------------

                                      TOTAL CURRENT ASSETS                       662,201

PROPERTY, PLANT & EQUIPMENT                                                       37,127
                                                                  ----------------------

                                                                  $              699,328
                                                                  ======================

LIABILITIES & EQUITY
     CURRENT LIABILITIES
         Accounts payable                                         $               37,069
         Line of credit                                                           43,500
         Income taxes payable                                                     71,000
                                                                  ----------------------

                                 TOTAL CURRENT LIABILITIES                       151,569

     STOCKHOLDERS' EQUITY
         Common Stock $.001 par value:
              Authorized - 100,000,000 shares
              Issued and outstanding
              30,600,000 shares                                                   30,600
         Additional paid-in capital                                              509,541
         Treasury stock                                                         (174,875)
         Retained earnings                                                       182,493
                                                                  ----------------------

                                TOTAL STOCKHOLDERS' EQUITY                       547,759
                                                                  ----------------------

                                                                  $              699,328
                                                                  ======================

                                  UNIDYN, CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                1998               1997
                                                                         -----------------   -----------------
Net sales                                                                $         737,415   $         771,815
Cost of sales                                                                      198,421             251,055
                                                                         -----------------   -----------------

                                                           GROSS PROFIT            538,994             520,760

Other Income                                                                        30,000                   0

General and administrative expenses                                                332,049             254,928
                                                                         -----------------   -----------------
                                                                                   332,049             254,928
                                                                         -----------------   -----------------

                                                             NET INCOME
                                                    BEFORE INCOME TAXES            236,945             265,832

Income tax expense                                                                  71,050              81,000
                                                                         -----------------   -----------------

                                                             NET INCOME  $         165,895   $         184,832
                                                                         =================   =================

Net income per weighted average share                                    $             .01   $             .18
                                                                         =================   =================

Weighted average number of common shares used to
   compute net income per weighted average share                                30,600,000           1,000,000
                                                                         =================   =================

                                  UNIDYN, CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                1998               1997
                                                                         -----------------   -----------------

OPERATING ACTIVITIES
   Net income                                                            $         165,895   $         184,832
   Adjustments to reconcile net income to cash provided
     by operating activities:
       Depreciation                                                                    990              (3,357)
   Changes in assets and liabilities:
       Accounts receivable                                                        (119,254)           (115,425)
       Inventory                                                                   (37,777)             11,667
       Prepaid expenses                                                             (1,492)            (28,323)
       Accounts payable                                                             13,677              55,594
       Income taxes payable                                                         71,000              78,658
                                                                         -----------------   -----------------

                                                   NET CASH PROVIDED BY
                                                   OPERATING ACTIVITIES             93,039             183,646

INVESTING ACTIVITIES
   Loans                                                                           (61,000)                  0
   Purchase of equipment                                                                 0              (1,538)
                                                                         -----------------   ------------------

                                                       NET CASH  (USED)
                                                BY INVESTING ACTIVITIES            (61,000)             (1,538)

FINANCING ACTIVITIES
   Line of credit repayments                                                       (35,000)            (51,223)
   Repayments - related parties                                                          0             (21,482)
   Loan principal payments                                                         (74,775)             (2,028)
   Loan proceeds                                                                    78,500                   0
                                                                         -----------------   -----------------

                                                     NET CASH (USED) BY
                                                   FINANCING ACTIVITIES            (31,275)            (74,733)
                                                                         ------------------  ------------------

                                                       INCREASE IN CASH
                                                   AND CASH EQUIVALENTS                764             107,375

Cash and cash equivalents at beginning of year                                     104,522              72,695
                                                                         -----------------   -----------------

                                              CASH AND CASH EQUIVALENTS
                                                       AT END OF PERIOD  $         105,286   $         180,070
                                                                         =================   =================

Cash paid for income taxes                                               $              50   $               0
Cash paid for interest                                                               1,370               4,853

                                  UNIDYN, CORP.
            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                        Three Months ended March 31, 1997


                                                                               UniDyn            NorthStar           Pro Forma
                                                                         -----------------   -----------------  ------------------
Net sales                                                                $               0   $         771,815  $          771,815
Cost of sales                                                                            0             251,055             251,055
                                                                         -----------------   -----------------  ------------------

                                                           GROSS PROFIT                  0             520,760             520,760

General and administrative expenses                                                      0             254,928             254,928
                                                                         -----------------   -----------------  ------------------

                                         NET INCOME BEFORE INCOME TAXES                  0             265,832             265,832

Income tax expense                                                                       0              81,000              81,000
                                                                         -----------------   -----------------  ------------------

                                                             NET INCOME  $               0   $         184,832  $          184,832
                                                                         =================   =================  ==================

Net income per weighted average share                                    $             .00                      $              .18
                                                                         =================                      ==================

Weighted average number of common shares used
   to compute net income per weighted average share                              1,000,000                               1,000,000
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

                                  UNIDYN, CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998


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

                                  UNIDYN, CORP.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 1998

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

NOTE 3:           CAPITALIZATION
                  On the date of incorporation, the Company sold 1,000,000 shares of its common stock to Capital General Corporation for $2,000 cash for an average consideration of $.002 per share. The Company's authorized stock includes 100,000,000 shares of common stock at $.001 par value.
                  See also Note 5.

NOTE 4:           1997 EVENTS
                  On December 1, 1997, the Company constructed a multi-party agreement with the following entities; Universal Dynamics, Inc. an Arizona Corporation, and Unidyn Inc. a company organized under the laws of the Bahamas. Pursuant to the agreement, the Company acquired from Universal Dynamics, Inc. certain assets including equipment, inventory, accounts receivable, software, and other intangible assets all pertaining to the vibration control system known as "NorthStar". The Company also entered into formal negotiations for the acquisition of the Derritron shaker product, and entered into an agreement for the acquisition of 80% of DVCS, LTD, a UK company in the business of Derritron shaker remanufacturing and related shaker services in the UK.

                                  UNIDYN, CORP.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 1998

NOTE 4:           1997 EVENTS (continued)
                  In consideration for the NorthStar assets and to publicly disclose its shares for the pending acquisitions, the Company issued 3,000,000 authorized but unissued shares of its common stock, with the following distribution. Universal Dynamics, Inc. received 982,000 shares for the NorthStar product and for the Sterling technology. The structure was concluded December 31, 1997 with the remaining shares being issued in the second quarter of 1998 for all rights in the Sterling product. The Company also issued 1,822,000 shares for the pending acquisition of the Derritron product and 80% ownership of DVCS, LTD. Unidyn Inc. agreed to be the trustee of the shares as required for the pending acquisitions of both Derritron and DVCS, LTD and subsequently returned the shares to the Company as specific share transfer instructions were received pursuant to the individual acquisition agreement. These shares were issued in the second quarter of 1998 for the Derritron product. Other interested parties received 196,000 shares.

                  The Company also generated a $2,000,000 promissory note in the event it would be required for the pending acquisitions. This note was subsequently destroyed, and not required for the acquisition, and represents no liability to the Company.

NOTE 5:           FORWARD STOCK SPLIT
                  Effective December 3, 1997, pursuant to written action adopted unanimously by the Board of Directors and a majority of the shareholders, the Company changed its name to UniDyn, Corp., and approved an eight-for-one forward stock split on the Company's common stock as follows: each outstanding share was converted into eight shares. Before the change, the Company was authorized to issue 100,000,000 shares of $.001 par value common stock; after the forward stock split the Company shall continue to be authorized to issue 100,000,000 shares of $.001 par value common stock. The number of outstanding shares of common stock affected by the forward split was 4,000,000. The number of issued and outstanding shares of common stock of the Company after the forward stock split is 32,000,000.

NOTE 6:           SUBSEQUENT EVENTS

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