Form 10KSB/A
period 1997-12-31
UNIDYN CORP
filed 1998-10-05
CIK 894542

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10KSB/A

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes[ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for 1997 were $2,237,367.

As of September 16, 1998, the approximate market value of the voting stock held by non-affiliates of the registrant was $2,720,000, based on an average bid price of $.34 per share.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                         Outstanding as of September 17, 1998
------------------------------------       ------------------------------------
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

ITEM 3.  Legal Proceedings.

         There are no legal proceedings against the Company or its new Directors or Officers.

         Regarding previous Directors of the Company, the reader may refer to the previous Form 10K for the fiscal year ended December 31, 1996.

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

ITEM 6.  Management's Discussion and Analysis or Plan of Operation.

         The Company has had no operational history and did not engage in business of any kind until late December 1997. All risks inherent in new and inexperienced enterprises are inherent in the Company's business.

         The activities for 1996 and most of 1997 are those of Universal Dynamics, Inc.

RESULTS OF OPERATION

         For the 12 months ended December 31, 1997, the Company posted earnings of $57,411 on revenues of $2,237,367 compared with a loss of $73,041 on revenues of $2,222,743 for the 12 months ended December 31, 1996.

         Cost of goods sold for the 12 months ended December 31, 1997 were $769,908 with a resultant gross profit of $1,467,459 ($1,087,249 and $1,135,494 in 1996).  Gross margin for the year ended December 31, 1997 was 65.6% (51.1% in
1996).

         Selling and general and administrative costs for the 12 months ended December 31, 1997 were $1,407,211 ($1,200,931 in 1996).

         Engineering costs related to product development were $141,617 in 1997 and $103,461 in 1996.

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

ITEM 7.  Financial Statements and Supplementary Data.

         See Item 13.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III

ITEM 9.  Directors and Executive Officers of the Registrant.

         The following table shows the positions held by the Company's officers and directors as of March 20, 1998.

Name                      Age               Position
Ira Gentry                  42              President, CEO and Director
Joseph A. Spencer           33              Vice President - Engineering
Dr. Don Leaver              44              Director
John Provazek               44              Director
Lance Mullins               28              Vice President - Operations

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

         Joseph A. Spencer, Vice President, Engineering, has been an engineering manager for the Company since 1997. Mr. Spencer brings nearly 10 years of software engineering development and management experience to the Company, including 4 years in a key role on the WordPerfect for Windows development team. Additionally, he managed software development for Ameritech. He has contributed significantly to the Company's continued success as team leader and project manager on numerous projects including the Company's quality assurance system. Mr. Spencer holds a BSE Bachelors of Science in Engineering from the computer science department at Weber State University. Mr. Spencer graduated with a bachelor's degree in Computer Science from Weber State University in 1990. Mr. Spencer resigned as a director on August 27, 1998.

     Donald S. Leaver joined the Company as Chief Scientist in April, 1998. He worked for Concurrent Computer Corporation as a Field Application Engineer from 1986 to 1998. Mr. Leaver earned his B.A. at the University of Colorado, with a major in mathematics and a minor in physics. He earned M.A. and Ph.D. degrees from the University of Washington in Geophysics. While in graduate school he co-founded a systems integration firm in Seattle which designated automated systems for monitoring micro-earthquakes in the vicinities of hydro-dams and nuclear power plants.

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

     Terry W. Neild, 56, served as Director of the Company from December, 1997 until January 29, 1998. Mr. Neild was a co-founder of Clearly Canadian Beverage Corp. and served that company as its Chairman and CEO. In addition, he has been a Director of Camfrey Resources Ltd., BayWest Capital Corp. and MacNeill International Corp. Mr. Neild has also served as Director of National Scientific Corporation and Chief Operating Officer of Intercell Corporation. He is a Certified Management Accountant.

ITEM 10.  Executive Compensation.

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

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.

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

ITEM 12.  Certain Relationships and Related Transactions.

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

                                     PART IV

ITEM 13.  Exhibits and Reports on Form 8-K.

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

                  Reports on Form 8-K/A.

                  A report on Form 8-K/A was filed January 21, 1998 to amend 8-K dated December 1, 1997 with the following corrections:

                               Universal Dynamics, Inc., an Arizona Corporation is not a subsidiary of UniDyn, Inc., a company organized under the laws of the Bahamas. DVCS Ltd., a company organized under the laws of the United Kingdom, was not a wholly owned subsidiary of UniDyn, Inc., but rather 85% owned by UniDyn, Inc. Ira Gentry, President, CEO and Director of the Company is not the current President of Universal Dynamics, Inc., but rather only a minority shareholder.

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

                                     UNIDYN, CORP.



Date: October 2, 1998                 By:
                                         Ira Gentry, President, CEO and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: October 2, 1998                By:
                                        Ira Gentry, President, CEO and Director


Date: October 2, 1998                By:
                                        Joe Spencer, Vice President- Engineering


Date: October 2, 1998                By:
                                        Don Leaver, Ph.D., Director


Date: October 2, 1998                By:
                                        Lance Mullins, Vice President-Operations

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
     CERTIFIED PUBLIC ACCOUNTANTS             E-MAIL: smith&co@smithandcocpa.com
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
UniDyn, Corp.


We have audited the accompanying consolidated balance sheets of UniDyn, Corp. as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for December 31, 1996 have been restated to reflect the accounts and operations of Universal Dynamics, Inc., whose major operations were acquired by the Company in December of 1997.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UniDyn, Corp. as of December 31, 1997 and 1996, and the results of their operations, changes in stockholders' equity, and their cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.


                                                   / Smith & Company
                                                   CERTIFIED PUBLIC ACCOUNTANTS


Salt Lake City, Utah
July 13, 1998

                                  UNIDYN, CORP.
                           CONSOLIDATED BALANCE SHEETS




                                                                                              December 31,
                                                                                         1997                  1996
                                                                                 -----------------     -----------------
             ASSETS
CURRENT ASSETS
         Cash in bank                                                            $         104,522     $          72,695
         Accounts receivable (net of allowance for doubtful
             accounts of $30,000 in 1997)                                                  203,318               290,560
         Loan receivable                                                                    24,500                     0
         Prepaid expense                                                                    38,708                26,587
         Inventory (Note 1)                                                                 70,866               118,839
                                                                                 -----------------     -----------------

                           TOTAL CURRENT ASSETS                                            441,914               508,681

PROPERTY, PLANT & EQUIPMENT (Note 3)                                                        38,117                38,346
                                                                                 -----------------     -----------------

                                                                                 $         480,031     $         547,027
                                                                                 =================     =================

             LIABILITIES & EQUITY
CURRENT LIABILITIES
         Accounts payable                                                        $          45,786     $          65,740
         Line of credit (Note 5)                                                                 0               151,223
         Payable - officer (Note 4)                                                              0                21,482
         Loans payable (Note 6)                                                             74,775                 2,028
         Income taxes payable                                                                    0                 5,673
                                                                                 -----------------     -----------------

                      TOTAL CURRENT LIABILITIES                                            120,561               246,146

STOCKHOLDERS' EQUITY
        Common Stock $.001 par value:
          Authorized - 100,000,000 shares
          Issued and outstanding
          30,560,000 shares (1,000,000 in 1996)                                             30,560                 1,000
         Additional paid-in capital                                                        509,621               335,088
         Treasury stock (Note 10)                                                         (174,915)                    0
         Retained (deficit)                                                                 (5,796)              (35,207)
                                                                                 -----------------     -----------------

                      TOTAL STOCKHOLDERS' EQUITY                                           359,470               300,881
                                                                                 -----------------     -----------------

                                                                                 $         480,031     $         547,027
                                                                                 =================     =================

See Notes to Consolidated Financial Statements.

                                  UNIDYN, CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                                Year ended
                                                                                                December 31,
                                                                                        1997                 1996
                                                                                 -----------------     -----------------
Net sales                                                                        $       2,237,367     $       2,222,743
Cost of sales                                                                              769,908             1,087,249
                                                                                 -----------------     -----------------

                      GROSS PROFIT                                                       1,467,459             1,135,494

General & administrative expenses:
         Accounting / legal                                                                 20,937                56,507
         Advertising / promotion                                                           163,338                63,576
         Amortization and depreciation                                                       1,767               101,215
         Bad debts                                                                          70,000                     0
         Bank charges                                                                        5,313                 5,519

         Commissions/consulting                                                             17,017                20,055
         Engineering                                                                       141,671               103,461
         Insurance                                                                               0                10,233
         Interest expense                                                                   12,995                30,133
         Office expense                                                                      3,708                 5,548

         Payroll taxes and benefits                                                         23,560                43,627
         Professional services                                                              10,820                19,662
         Property taxes                                                                     33,616                   301
         Rent                                                                               41,950                45,187
         Repairs and maintenance                                                             7,568                18,136

         Salaries / employee leasing                                                       735,192               518,147
         Telephone                                                                          12,972                16,133
         Travel                                                                             47,677               101,071
         Utilities                                                                          21,872                 8,621
         Vehicle expense                                                                    34,882                26,159
         Miscellaneous                                                                         356                 7,640
                                                                                 -----------------     -----------------
                                                                                         1,407,211             1,200,931

                          NET INCOME (LOSS) BEFORE INCOME TAXES                             60,248               (65,437)

Income tax expense                                                                           2,837                 7,604
                                                                                 -----------------     -----------------

                                               NET INCOME (LOSS)                 $          57,411     $         (73,041)
                                                                                 =================     =================


Net income (loss) per weighted average share                                     $             .06     $            (.07)
                                                                                 =================     =================


Weighted average number of common shares used to compute
 net income (loss) per weighted average share                                            1,016,333             1,000,000
                                                                                 =================     =================




See Notes to Consolidated Financial Statements.

                                  UNIDYN, CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                           Common Stock                 Additional          Retained
                                                          Par Value $0.001               Paid-in             Earnings
                                                     Shares            Amount             Capital            (Deficit)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/95                                  1,000,000    $        1,000    $         335,088    $       37,834
         Net loss for year                                                                                       (73,041)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/96                                  1,000,000             1,000              335,088           (35,207)
         Issued for services at
             $.001 12/1/97                              196,000               196
         Issued to Universal for assets
             at $.85 12/2/97                                                                   153,285
         Issued for future acquisitions
             at $.001 12/1/97
             (Note 10)                                2,624,000             2,624
         Forward stock split*
             (Note 11)                               26,740,000            26,740               21,248           (28,000)
Net income for year                                                                             57,411
                                                 --------------    --------------    -----------------    --------------

Balances at 12/31/97                                 30,560,000    $       30,560    $         509,621    $       (5,796)
                                                 ==============    ==============    =================    ==============

* Approved December 3, 1997

See Notes to Consolidated Financial Statements.

                                  UNIDYN, CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                 Year ended
                                                                                                 December 31,
                                                                                             1997              1996
                                                                                        --------------    --------------

OPERATING ACTIVITIES
         Net income (loss)                                                              $       57,411    $      (73,041)
         Adjustments to reconcile net income (loss) to cash
             provided by operating  activities:
                  Book value of disposed assets                                                      0               897
                  Amortization and depreciation                                                  1,767           101,215
                  Stock issued for expenses                                                        196                 0
                  Bad debts                                                                     70,000                 0
         Changes in assets and liabilities:
                  Inventory                                                                     88,651           176,270
                  Accounts receivable                                                          130,029            63,985
                  Prepaid expense                                                              (12,121)          (20,787)
                  Deposits                                                                           0           (39,750)
                  Accrued expenses                                                                   0              (175)
                  Income taxes payable                                                          (5,673)            1,556
                  Accounts payable                                                             (19,954)          (29,465)
                                                                                        --------------    --------------

                  NET CASH PROVIDED BY OPERATING ACTIVITIES                                    310,306           180,705

INVESTING ACTIVITIES
         Purchase of equipment                                                                  (1,538)                0
         Loans                                                                                 (24,500)                0
         Purchase of treasury stock                                                           (152,483)                0
                                                                                        --------------    --------------

                      NET CASH USED BY INVESTING ACTIVITIES                                   (178,521)                0

FINANCING ACTIVITIES
         Borrowings - line of credit                                                                 0            40,000
         Line of credit repayments                                                            (151,223)         (141,536)
         Repayments - related parties                                                          (21,482)          (14,411)
         Loan repayments                                                                       (27,253)           (6,669)
         Borrowings                                                                            100,000                 0
                                                                                        --------------    --------------

                    NET CASH (USED) BY FINANCING ACTIVITIES                                    (99,958)         (122,616)
                                                                                        --------------    --------------

                      INCREASE IN CASH AND CASH EQUIVALENTS                                     31,827            58,089

         Cash and cash equivalents at beginning of year                                         72,695            14,606
                                                                                        --------------    --------------

                     CASH & CASH EQUIVALENTS AT END OF YEAR                             $      104,522    $       72,695
                                                                                        ==============    ==============

Cash paid for:
         Interest                                                                       $       12,995    $       30,133
         Taxes                                                                                   8,510             2,200


See Notes to Consolidated Financial Statements.

                                  UNIDYN, CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
         Accounting Methods
         The Company recognizes income and expenses based on the accrual method of accounting.

         Principals of Consolidation
         The financial statements contain the accounts of the Company and Universal Dynamics, Inc. ("Universal"). Universal could be considered an entity under common control as at one time, the President of the Company and the president of Universal were the same person. Also, the Company issued common stock to Universal to acquire the NorthStar operations from Universal. NorthStar is currently the main line of business for the Company. All significant intercompany transactions have been eliminated on consolidation.

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

                                  UNIDYN, CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 1997 and 1996


NOTE 1:  SUMMARY  OF  SIGNIFICANT   ACCOUNTING  PRINCIPLES   (continued)  In
         February, 1992, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which supersedes substantially all existing authoritative literature for accounting for income taxes and requires deferred tax balances to be adjusted to reflect the tax rates in effect when those amounts are expected to become payable or refundable.

         At December 31, 1997, a deferred tax asset was not recorded due to the Company's lack of profitable operations to provide income to use the net operating loss carryover of $8,740 which expires December 31, 2012. The Company expects to use the net operating loss on its 1998 income tax return.

NOTE 2:  ORGANIZATION AND HISTORY
         The Company was incorporated under the laws of the State of Utah on May 2, 1986 as Macaw Capital, Inc. On December 30, 1993, the Company was dissolved as a Utah corporation and reincorporated as a Nevada corporation. On December 3, 1997, the name was changed to UniDyn, Corp. The Company manufactures and sells computer products that perform vibration testing to assure product stability.

NOTE 3:  PROPERTY, PLANT, AND EQUIPMENT
         Property, plant, and equipment as of December 31, 1997 and 1996 are summarized as follows:

                                                   Accumulated            Net Book Value
                                       Cost        Depreciation         1997           1996
                                   -------------  ---------------  -------------  ------------
         Vehicles                  $      40,925  $        13,879  $      27,046  $     26,174
         Computers & Equipment            12,588           11,535          1,053           631
         Furniture & Fixtures             12,832            9,932          2,900         3,985
         Leasehold Improvements           10,273            3,155          7,118         7,556
                                   -------------  ---------------  -------------  ------------
                                   $      76,618  $        38,501  $      38,117  $     38,346
                                   =============  ===============  =============  ============

         Depreciation expense is calculated under straight-line and accelerated methods based on the estimated service lives of depreciable assets. Depreciation expense for the year ended December 31, 1997 amounted to $1,767, ($101,109 in 1996).

NOTE 4:  RELATED PARTY TRANSACTIONS
         At December 31, 1996, the Company owed $21,482 to an officer for advances to the Company. The amount was repaid in 1997.

NOTE 5:  LINE OF CREDIT
         The line of credit was with a bank. The interest rate at December 31, 1996 was 10.25% and the principal due at December 31, 1996 was $151,223. The $151,223 was repaid in 1997. The Company had an available line of credit with the bank in the amount of $250,000.

NOTE 6:  LOANS PAYABLE
         Loans payable at December 31, 1997 and 1996 are as follows:

                                                Principal Balances
                                                    1997                           1996
                               Interest                   Long-                            Long-
                                 Rate       Current        term            Current          term
                               -------  -------------  -------------   -------------  -------------
         GMAC                     8.5%  $           0  $           0   $       2,028  $           0
         BankOne
         Arizona, NA (1)         10.5%         74,775              0               0              0
                                        -------------  -------------   -------------  -------------
                                        $      74,775  $           0   $       2,028  $           0
                                        =============  =============   =============  =============

                       (1) Secured by accounts receivable and inventory.

         Scheduled principal reductions are as follows:

                       December 31, 1998                    $ 74,775
                                                            ========

                                  UNIDYN, CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 1997 and 1996


NOTE 7:  INCOME TAXES
         Components of income tax are as follows:

                                               1997           1996
                                          -------------  -------------
                       Current
                             Federal      $       1,773  $       5,262
                             State                1,064          2,342
                                          -------------  -------------

                                          $       2,837  $       7,604
                                          =============  =============

         A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes is as follows:

                                                                     1997            1996
                                                               -------------   -------------
         Income tax computed at Federal statutory
               tax rate                                        $      20,484   $     (22,249)
         Tax associated with fiscal tax year for
               Universal and graduated federal rates *               (18,349)         28,307
         State taxes (net of federal benefit)                            702           1,546
                                                               -------------   -------------

                                                               $       2,837   $       7,604
                                                               =============   =============

     * The Company and Universal are not eligible to file consolidated income tax returns.

NOTE 8:  COMMITMENTS AND CONTINGENCIES
         Prior to January 1, 1998, Universal had a month-to-month lease on the buildings where it operates. The lease included rent, utilities, property tax, and other services. Rent expense for 1997 was $41,950 and $45,187 in 1996. Effective January 1, 1998, the Company is responsible for paying the rent. The lease continues to be on a month-to-month basis in the approximate amount of $7,900.

NOTE 9:  MAJOR CUSTOMERS
         Sales to three customers represented 50.6%, 14.5% and 12.3% during the year ended December 31, 1997. As of December 31, 1997, accounts receivable from these three customers represented 24.7%, 21.8%, and 20.9%, respectively. During the year ended December 31, 1996, sales to one customer represented 19.5% and the accounts receivable from this customer was 34.5%.

NOTE 10: 1997 EVENTS
         On December 1, 1997, the Company constructed a multi-party agreement with the following entities: Universal Dynamics, Inc., an Arizona Corporation, and Unidyn , Inc., a company organized under the laws of the Bahamas. Pursuant to the agreement, the Company acquired from Universal Dynamics, Inc. certain assets including equipment, inventory, accounts receivable, software, and other intangible assets all pertaining to the vibration control system know as "NorthStar". The Company also entered into formal negotiations for the acquisition of the Derritron shaker products, and entered into an agreement for the acquisition of 80% of DVCS, LTD, a UK company in the business of Derritron shaker remanufacturing and related shaker services in the UK.

         In consideration for the NorthStar assets, and to publicly disclose its shares for the pending acquisitions, the Company issued 3,000,000 authorized but unissued shares of its common stock, with the following distribution. Universal Dynamics, Inc. received 982,000 shares for the NorthStar product and for the Sterling technology. The structure was concluded December 31, 1997 with the remaining shares being issued in the second quarter of 1998 for all rights in the Sterling product. The Company also issued 1,822,000 shares for the pending acquisition of the Derritron product and 80% ownership of DVCS, LTD. Unidyn Inc. agreed to be the trustee of the shares as required for the pending acquisitions of both Derritron and DVCS, LTD and subsequently returned the shares to the Company as specific share transfer instructions were received pursuant to the individual acquisition agreement. These shares were issued in the second quarter of 1998 for the Derritron product. Other interested parties received 196,000 shares.

                                  UNIDYN, CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 1997 and 1996


NOTE 10: 1997 EVENTS (continued)
         The Company also generated a $2,000,000 promissory note in the event it would be required for the pending acquisitions. This note was subsequently destroyed, and not required for the acquisition, and represents no liability to the Company.

         At December 31, 1997, the Company was holding 20,992,000 shares of previously issued stock as treasury stock to use in the future. Universal also held 1,440,000 shares which are being treated as treasury stock.

NOTE 11: FORWARD STOCK SPLIT
         Effective December 3, 1997, pursuant to written action adopted unanimously by the Board of Directors and a majority of the shareholders, the Company changed its name to UniDyn, Corp., and approved an eight-for-one forward stock split on the Company's common stock as follows: each outstanding share was converted into eight shares. Before the change, the Company was authorized to issue 100,000,000 shares of $.001 par value common stock; after the forward stock split the Company shall continue to be authorized to issue 100,000,000 shares of $.001 par value common stock. The number of outstanding shares of common stock affected by the forward split was 4,000,000. The number of issued and outstanding shares of common stock of the Company after the forward stock split is 32,000,000, which includes 1,440,000 shares held by Universal which is treated as treasury stock.

NOTE 12: SUBSEQUENT EVENTS

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

         DISCONTINUANCE OF CONSOLIDATION WITH UNIVERSAL
         Effective July 1, 1998, the Company acquired the remaining inventory of Universal. This left Universal with no operations. Universal intends to explore new business operations apart from the Company and these new operations will not be consolidated with the Company.