Form 10QSB
period 1998-09-30
UNIDYN CORP
filed 1998-11-13
CIK 894542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       September 30, 1998
                               ------------------------------------------------

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

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

            Class                        Outstanding as of September 30, 1998
------------------------------------     -------------------------------------
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

RESULTS OF OPERATIONS
         All operations for 1997 relate to Universal. For the three months ending September 30, 1998, the Company posted a loss of $129,915 on revenues of $167,269 ($(47,136) and $544,474 for the same period in 1997). Included in the loss for the quarter is a loss of about $57,000 from

UniDyn (Europe), the Company's European subsidiary. The subsidiary first recorded sales in October, 1998. Substantially all sales were generated from the NorthStar product. NorthStar is composed of off the shelf items and has minimal assembly requirements. For the nine months ending September 30, 1998, the Company posted earnings of $92,600 on revenues of $1,418,998 ($79,718 and $1,744,992 for 1997).

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

         Cost of Goods Sold for the three months ended September 30, 1998 were $84,256 with a resultant gross profit of $83,013 ($231,964 and $312,510 for 1997). Cost of goods sold for the nine months ended September 30, 1998 were $467,975 with a gross profit of $951,023 ($588,703 and $1,156,289 in 1997).
Gross  margin for the period  ended  September  30,  1998 was 67% (66% in 1997).
Until new products are introduced, including the Sterling Process, there is significant uncertainty about future gross margins. Gross margin percentage is highly dependent upon product prices, sales volumes, materials cost and allocation of manufacturing overhead.

         Selling, General and Administrative costs for the three months ended September 30, 1998 were $329,316, and for the nine months were $1,075,661 ($409,646 and $1,045,571 in 1997). The Company currently employs or leases a total of 24 people in the United States and the United Kingdom. Of those employed, approximately 18 are on contract lease agreements. Management believes that by leasing its primary workforce, the Company has substantially limited fixed overhead costs and provided for a larger free-cash flow for the Company's growth phase. It also allows for a better benefit base through managed 401K and health plans already established in the employee leasing companies.

         For the nine months ending September 30, 1998 the majority of the Company's research was conducted at the Company's Engineering and Development Center in American Fork, Utah. Substantial research and development costs were incurred by Universal Dynamics for the development of the NorthStar and Sterling Process products prior to the December, 1997 asset purchase.

LIQUIDITY AND CAPITAL RESOURCES
         The Company is currently seeking additional working capital to meet its short term growth planning including the acquisition of a potential supplier for the Sterling system. Management believes, although there can be no assurance, that the Company will have sufficient cash needs for the next 12 months regardless of its success in attracting additional capital investment. However, management also believes that a lack of additional working capital over the remainder of the current fiscal year would substantially curtail the roll-out of the Sterling Process product line and the acquisition of a key supplier involving Sterling. As of September 30, 1998, the Company has approximately $130,911 in working capital.

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

ITEM 2. LEGAL PROCEEDINGS

         The Company has no current legal proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  Financial statements as of September 30, 1998

         (b)      Reports on Form 8-K
                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  UNIDYN, CORP.

Dated:   November 13, 1998
                                   --------------------------------------------
                                  Ira Gentry, President and Director

                          UNIDYN, CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                       September 30,
                                                                           1998
                                                                  ----------------------
ASSETS
     CURRENT ASSETS
         Cash in bank                                             $               82,426
         Accounts receivable                                                      81,725
         Deferred tax benefit                                                     18,000
         Prepaid expense                                                             365
         Inventory                                                                49,856
                                                                  ----------------------

                                      TOTAL CURRENT ASSETS                       232,372

PROPERTY, PLANT & EQUIPMENT                                                       63,161

     OTHER ASSETS
         Sterling Patent (Note 7)                                                      0
         Deferred tax benefit                                                    258,000
         Derritron Technology (Note 8)                                         4,008,400
                                                                  ----------------------
                                                                               4,266,400
                                                                  ----------------------

                                                                  $            4,561,933
                                                                  ======================

LIABILITIES & EQUITY
     CURRENT LIABILITIES
         Accounts payable                                         $               52,939
         Accrued expenses                                                         19,522
         Income taxes payable                                                     29,000
                                                                  ----------------------

                                 TOTAL CURRENT LIABILITIES                       101,461

     STOCKHOLDERS' EQUITY
         Common Stock $.001 par value:
              Authorized - 100,000,000 shares
              Issued and outstanding
              32,000,000 shares                                                   32,000
         Additional paid-in capital                                            4,341,669
         Retained earnings                                                        86,803
                                                                  ----------------------

                                TOTAL STOCKHOLDERS' EQUITY                     4,460,472
                                                                  ----------------------

                                                                  $            4,561,933
                                                                  ======================

                          UNIDYN, CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                           Three Months Ended                       Nine Months Ended
                                              September 30,                           September 30,
                                        1998                1997                1998               1997
                                 ------------------  ------------------  -----------------   -----------------
Net sales                        $          167,269  $          544,474  $       1,418,998   $       1,744,992
Cost of sales                                84,256             231,964            467,975             588,703
                                 ------------------  ------------------  -----------------   -----------------

                   GROSS PROFIT              83,013             312,510            951,023           1,156,289

Other Income                                      0                   0            212,900                   0

Bad debt adjustment                         (30,000)                  0                  0                   0
Gain on disposal of net assets
   of Universal                             (11,388)                  0            (11,388)                  0
General and administrative
   expenses                                 329,316             409,646          1,075,661           1,045,571
                                 ------------------  ------------------  -----------------   -----------------
                                            287,928             409,646          1,064,273           1,045,571
                                 ------------------  ------------------  -----------------   -----------------

              NET INCOME (LOSS)
            BEFORE INCOME TAXES            (204,915)            (97,136)            99,650             110,718

Income tax expense (benefit)                (75,000)            (50,000)             7,050              31,000
                                 ------------------  ------------------  -----------------   -----------------

              NET INCOME (LOSS)  $         (129,915) $          (47,136) $          92,600   $          79,718
                                 ==================  =================== =================   =================

Net income (loss) per weighted
   average share                 $             (.00) $             .(05) $             .00   $             .08
                                 ==================  =================== =================   =================

Weighted average number
   of common shares used to
   compute net income (loss)
   per weighted average share            32,000,000           1,000,000         26,762,667           1,000,000
                                 ==================  ==================  =================   =================

                          UNIDYN, CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                1998               1997
                                                                         -----------------   -----------------

OPERATING ACTIVITIES
   Net income                                                            $          92,600   $          79,718
   Adjustments to reconcile net income to cash provided
     by operating activities:
       Depreciation                                                                  3,230                 777
       Gain on Universal disposal                                                  (11,388)                  0
       Bad debts                                                                    30,000                   0
       Deferred taxes                                                             (276,000)                  0
   Changes in assets and liabilities:
       Accounts receivable                                                          76,748             (12,339)
       Inventory                                                                     4,335              15,751
       Prepaid expenses                                                            (38,791)              4,413
       Accounts payable and accrued expenses                                        42,689              10,805
       Income taxes payable                                                        263,000              17,990
                                                                         -----------------   -----------------

                                                   NET CASH PROVIDED BY
                                                   OPERATING ACTIVITIES            186,423             117,115

INVESTING ACTIVITIES
   Loans                                                                           (28,325)                  0
   Purchase of equipment                                                           (91,119)             (1,538)
                                                                         -----------------   ------------------

                                                       NET CASH  (USED)
                                                BY INVESTING ACTIVITIES           (119,444)             (1,538)

FINANCING ACTIVITIES
   Line of credit repayments                                                             0            (151,223)
   Cash remaining with Universal                                                   (14,300)                  0
   Repayments - related parties                                                          0             (21,482)
   Loan principal payments                                                         (74,775)            (19,039)
   Loan proceeds                                                                         0             100,000
                                                                         -----------------   -----------------

                                                     NET CASH (USED) BY
                                                   FINANCING ACTIVITIES            (89,075)            (91,744)
                                                                         -----------------   -----------------

                                            INCREASE (DECREASE) IN CASH
                                                   AND CASH EQUIVALENTS            (22,096)             23,833

Cash and cash equivalents at beginning of year                                     104,522              72,695
                                                                         -----------------   -----------------

                                              CASH AND CASH EQUIVALENTS
                                                       AT END OF PERIOD  $          82,426   $          96,528
                                                                         =================   =================

Cash paid for income taxes                                               $              50   $           5,673
Cash paid for interest                                                               2,544              10,870

SUPPLEMENTAL INFORMATION
During the nine months ended September 30, 1998, the Company issued 14,576,000 shares of restricted common stock for Derritron technology with a value of $4,008,400. The value was based on a discounted value of free-trading stock on the date of issuance.

                          UNIDYN, CORP. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998


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

                  Stock Options
                  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under Financial Accounting Standards Board ("FASB") FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS 123).

                          UNIDYN, CORP. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 1998

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

                  At December 31, 1997 a deferred tax asset was not recorded due to the Company's lack of profitable operations to provide income to use the net operating loss carryover of $10,740 which expires as follows:

                     Year Ended                Expires             Amount

                  December 31, 1986       December 31, 2001    $        1,950
                  December 31, 1987       December 31, 2002                10
                  December 31, 1988       December 31, 2003                10
                  December 31, 1989       December 31, 2004                10
                  December 31, 1990       December 31, 2005                10
                  December 31, 1991       December 31, 2006                10
                  December 31, 1997       December 31, 2012             8,740
                                                               --------------

                                                               $       10,740
                                                               ==============
                  The Company expects to use the net operating loss on its 1998 income tax return.

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

                          UNIDYN, CORP. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 1998


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

                          UNIDYN, CORP. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 1998


NOTE 7:           STERLING PATENT
                  During the quarter ended June 30, 1998, the Company issued 6,416,000 shares of restricted common stock, previously held as treasury stock, to acquire a patent on the Sterling Project from Universal. The patent will be amortized over fifteen years for income tax purposes. For financial statement purposes, the asset has no cost basis as it was acquired from Universal. The Sterling Project will allow the testing of printed circuit boards. Sterling will estimate the projected life of each solder connection on the printed circuit board, which will quantify the reliability of the manufactured part. The Company expects to have a working production model by the end of 1998 with sales expected in the second quarter of 1999.

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

NOTE 9:           DISCONTINUATION OF CONSOLIDATION WITH UNIVERSAL
                  Effective July 1, 1998, the Company acquired the remaining inventory of Universal. This left Universal with no operations. Universal intends to explore new business operations apart from the Company and these new operations will not be consolidated with the Company.

NOTE 10:          WARRANTS AND OPTIONS
                  The Company granted warrants to an investment advisory firm to purchase 150,000 shares of the Company's common stock at $.50 per share after September 3, 1998. On September 3, 1998, the exercise price was above market price for the Company's stock.

                  The Company has granted 100,000 options to three directors to purchase stock at $.43 per share. The options vest 25% per year beginning April 1, 1999.

                  The Company has granted a total of 700,000 options for advisory board members at an exercise price of $.43 per share. The options vest 25% per year beginning April 1, 1999.

                  The Company has granted a total of 700,000 options to its engineering staff at an exercise price of $.43 per share. The options vest 25% per year beginning April 1, 1999.

                  No compensation expense has been recorded as the exercise price was equal to or exceeded the market price on the grant dates.