Form 10KSB
period 1998-12-31
UNIDYN CORP
filed 1999-04-15
CIK 894542

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes[ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for 1998 were $2,016,779.

As of March 24, 1999, the approximate market value of the voting stock held by non-affiliates of the registrant was $2,769,379, based on an average bid price of $.1446 per share.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding as of March 25, 1999
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

     The Company in the second quarter of 1998 completed the acquisition of the Sterling product from Universal Dynamics. Sterling is a printed circuit board ("PCB") testing technology. Sterling involves a technology for testing workmanship during the electronic manufacturing inspection process. Sterling systems will be used for inspecting printed circuit boards and other related electronic parts in the manufacturing process.

     During the fourth quarter of 1998, the Company formed a relationship with IEC Electronics in New York (IECE) for the purpose of investigating the manufacturing details pertaining to the Sterling product. However, the responsibility remains with the Company to develop the production model. The Company also has discussed sub contracts for several key components of the Sterling product. These discussions are still currently in process.

     The Company also in the second quarter of 1998 completed the acquisition of the Derritron product, a well respected business involving the manufacturing of electrodynamic shakers and related equipment. Derritron is also a registered trademark in both the United Kingdom and United States Trademarks Office. With this acquisition, the Company will receive patents, products, know how, drawings, trade name, manufacturing equipment, and an established market presence in England and other parts of Europe, Asia, South America, India, and China.

     As of April 02, 1999, the Company did not have any direct employees. The Company leases approximately 40 personnel to provide services to the Company.

ITEM 2.       Properties.

     The Company is a Nevada corporation. All leasing requirements are arranged through a separate third party on a month to month basis on an as need basis. The Company does not own any real property.

ITEM 3.       Legal Proceedings.

     There are no legal proceedings against the Company or its new Directors or Officers.

ITEM 4.       Submission of Matters to a Vote of Security Holders.

     December 1997, a written action was adopted unanimously by the Board of Directors and by a majority of the shareholders by written consent. The action approved the change of the Company's name to UniDyn, Corp. and approved an eight-for-one forward split of the Company's stock. No matters were submitted in 1998. During April 1999, a majority of the shareholders elected Ira Gentry, John Provazek, and Don Leaver to the Board of Directors by written consent. In Nevada, a corporation's shareholders may approve actions by written consent of a majority of the shareholders.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholders Matters.

     The Company's common stock has been traded on the over-the-counter market and is listed under the symbol UNDY on the NASD's electronic OTC Bulletin Board. The following table lists the high and low sales prices for the common stock of the Company during the most recent fiscal year:

                                          High                   Low
                                       Sales Price           Sales Price
1998     First Quarter              $             .57     $            .375
         Second Quarter                          1.29                   .45
         Third Quarter                          1.105                 .2175
         Fourth Quarter                           .50                   .17

     As of February 1999, there were about 346 record holders of the Company's common stock. The Company has not previously declared or paid any cash dividends on its common stock. The payment of dividends is within the discretion of the Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. The Company does not anticipate declaring any cash dividends in the foreseeable future.

ITEM 6.       Management's Discussion and Analysis or Plan of Operation.

     The Company has had no  operational  history and did not engage in business
of  any  kind  until  late  December   1997.  All  risks  inherent  in  new  and
inexperienced enterprises are inherent in the Company's business.

     The activities for most of 1997 are those of Universal Dynamics, Inc.

RESULTS OF OPERATION

     For the 12 months ended December 31, 1998, the Company posted earnings of $71,493 on revenues of $2,016,779 compared with earnings of $57,411 on revenues of $2,237,367 for the 12 months ended December 31, 1997.

     Cost of goods sold for the 12 months ended December 31, 1998 were $609,694 with a resultant gross profit of $1,407,085 ($769,908 and $1,467,459 in 1997).
Gross margin for the year ended December 31, 1998 was 69.8% (65.6% in 1997).

     Selling and general and administrative costs for the 12 months ended December 31, 1998 were $1,523,583 ($1,407,211 in 1997).

     Engineering costs related to product development were $2,412 in 1998 and $141,617 in 1997.

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

     In late 1997, and early 1998, the Company announced two important acquisitions. First was acquisition of the Universal Dynamics business in December 1997. The assets acquired included a vibration control system technology, software, and engineering development. The Universal Dynamics acquisition was completed December 31, 1997. April 2, 1998, the Company announced a second acquisition for assets used in a business known as Derritron. Upon finalizing the Derritron acquisition, the Company acquired a complete business of electrodynamic shakers, amplifiers, and supporting products. The Company, as a result of such acquisitions, will be able to combine and offer these high quality technologies as a complete, integrated, turnkey package, significantly reducing costs to end users, and completing a total package of products to the end user. The Company is patenting one of the Derritron Vibration products with orders expected in the second quarter of 1999 and distribution in the third quarter of 1999.

     Only a few companies have combined these technologies before, and none exhibit any significant modern software expertise in Windows. The Company hopes to position itself as perhaps the strongest candidate regarding technical expertise in Windows software, and leveraging off the tens of millions already invested in recent shaker and amplifier design through the Derritron business acquired in the second quarter of 1998.

     The Company is in the patenting stage of "Sterling," a revolutionary quality assurance system ("QAS") for printed circuit board production. The Company has in place OEM distributors for this QAS representing over 40 million in commitments to order. This however is small relative to the scope of the potential market the QAS addresses, but represents a strong beginning. Marketing information received by the Company in fall 1998 indicates that the market represents a need of over 5000 units, and currently has a 12% growth rate. If the Company obtained 10% of the market, it would exceed $100 million in annual revenues.

     Sterling is a leap forward for the business of assuring quality and workmanship in printed circuit board and other related manufacturing. The Company believes Sterling is marketable to nearly every major manufacturer of printed circuit boards. Sterling represents a significant area of growth for potential business.

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

     Management has authorized the ability to acquire debt during the startup phases of products, but believes over the long run in debt-free operations. Products are based on strong technology, adaptation to changing markets, joint efforts through interested parties, positive business strategy, in combination with a comprehensive global objective to increase shareholder wealth.

IMPACT OF THE YEAR 2000 ISSUE
     The "Year 2000 Problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. The extent of the potential impact of the Year 200 Problem is not yet known, and if not timely corrected, it could affect the global economy.

     Y2K Statement
     The Company has verified that all internal software used in the operations of the Company and related developments are Y2K compliant. The Company sees no risk at this time pertaining to Y2K, and internal company operations.

     Products currently manufactured by the Company have also been Y2K verified. All previous Company customers have the ability to purchase both hardware and software upgrades from the Company which will certify their products as Y2K compliant. The amount of needed hardware and software depends on the associated production model in question.

ITEM 7.       Financial Statements and Supplementary Data.

     See Item 13.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

                                    PART III

ITEM 9.       Directors and Executive Officers of the Registrant.

     The following table shows the positions held by the Company's officers and directors as of April 2, 1999.

                         Name              Age                Position
                  Ira Gentry               43        President, CEO and Director
                  Lynn Gentry              39        Secretary-Treasurer
                  Dr. Don Leaver           44        Director - Chief Scientist
                  John Provazek            45        Director

     On December 1, 1997, Krista Nielson and Sasha Belliston, the directors of the Company, resigned and Terry W. Neild and Ira Gentry were elected to the Board of Directors of the Company by a majority of the shareholders. Terry Neild resigned on January 29, 1998. Vernon M. Traylor was elected as Secretary and Treasurer December 1997 and resigned on February 23, 1998. The current directors were appointed March 12, 1998 by Ira Gentry as the sole remaining director and were again elected by the shareholders 02 April, 1999. Lynn Gentry was also elected at that time as the Company Secretary and Treasurer. The next general shareholders meeting is scheduled in Provo, Utah the second Friday in April, 2000.

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

     Donald S. Leaver joined the Company as Chief Scientist in April, 1998. He worked for Concurrent Computer Corporation as a Software Development Engineer from 1986 to 1998. Mr. Leaver earned his B.A. at the University of Colorado, with a major in mathematics and a minor in physics. He earned M.A. and Ph.D. degrees from the University of Washington in Geophysics. While in graduate school he co- founded a systems integration firm in Seattle which designated automated systems for monitoring micro- earthquakes in the vicinities of hydro-dams and nuclear power plants.

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

     Lynn Gentry, 39, joins the Company 02 April 1999 as Company Secretary and Treasurer. She has previously functioned as corporate Director and Secretary of Universal Dynamics, Inc. Currently she is an officer of "Tough Love Arizona" chartered through Tough Love International, an organization involved with supporting parents through rearing children, both old and young.

ITEM 10.      Executive Compensation.

     As of December 31, 1998, the Company paid Ira Gentry $52,000 for services rendered. The Company has made no arrangements for the remuneration of its officers and directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company's behalf in the investigation of business opportunities. There are no agreements or understandings with respect to the amount of remuneration that officers and directors are expected to receive in the future.

     The Company does not have any employees, as all personnel are leased. The two highest paid leased personnel are Mike Bird, senior engineer at $77,000 per year and Jeff Wilson, at $77,000 per year.

ITEM 11.      Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of March 1999, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.

                                  Name and address                   Amount of                Percent
    Title of class               of beneficial owner           beneficial ownership          of class

Common Stock               Mearns Assurance Corp.                         14,576,000                 45.55
Common Stock               Technet, Inc.                                   3,000,000                 9.375
Common Stock               Ira Gentry                                        835,000                  2.61
                           8621 North Seventy Ninth Avenue
                           Peoria, Arizona 85345
Common Stock               Lynn Gentry                                             0                  0.00
                           8621 North Seventy Ninth Avenue
                           Peoria, Arizona 85345
Common Stock               Dr. Don Leaver                                    100,000                  0.31
                           8621 North Seventy Ninth Avenue
                           Peoria, Arizona 85345
Common Stock               John Provazek                                     815,000                  2.55
                           8621 North Seventy Ninth Avenue
                           Peoria, Arizona 85345
Common Stock               All Officers and                                1,750,000                  5.47
                           Directors as a Group

ITEM 12.      Certain Relationships and Related Transactions.

     No officer, director, nominee for election as a director, or associate of such officer, director or nominee is or has been in debt to the Company during the last fiscal year.

                                     PART IV

ITEM 13.      Exhibits and Reports on Form 8-K.

     Financial Statements and Financial Statement Schedules.
              Financial Statements - December 31, 1998 and 1997

     Reports on Form 8-K.
              No reports were filed in the fourth quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            UNIDYN, CORP.



Date:    April 15, 1999     By:
                                     Ira Gentry, President, CEO and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    April 15, 1999      By:
                                      Ira Gentry, President, CEO and Director


Date:    April 15, 1999      By:
                                      John Provazek - Director


Date:    April 15, 1999      By:
                                       Don Leaver, Ph.D., Director


Date:    April 15, 1999      By:
                                       Lynn Gentry, Secretary - Treasurer

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
     CERTIFIED PUBLIC ACCOUNTANTS            E-MAIL: smith&co@smithandcocpa.com
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
UniDyn, Corp. and subsidiary


We have audited the accompanying consolidated balance sheets of UniDyn, Corp. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UniDyn, Corp. and subsidiary as of December 31, 1998 and 1997, and the results of their operations, changes in stockholders' equity, and their cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.


                                                  Smith & Company
                                               CERTIFIED PUBLIC ACCOUNTANTS


Salt Lake City, Utah
March 19, 1999

                          UNIDYN, CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                                              December 31,
                                                                                        1998                  1997
                                                                                 -----------------     -----------------
             ASSETS
CURRENT ASSETS
         Cash in bank                                                            $         138,936     $         104,522
         Accounts receivable                                                               245,312               203,318
         Loan receivable                                                                         0                24,500
         Deferred tax benefit (Note 7)                                                      14,500                     0
         Prepaid expense                                                                    17,564                38,708
         Inventory (Note 1)                                                                 34,173                70,866
                                                                                 -----------------     -----------------

                      TOTAL CURRENT ASSETS                                                 450,485               441,914

PROPERTY, PLANT & EQUIPMENT (Note 3)                                                        95,287                38,117

OTHER ASSETS
         Sterling Patent (Note 10)                                                               0                     0
         Deferred tax benefit (Note 7)                                                     196,500                     0
         Derritron Technology (Note 11)                                                  4,008,400                     0
                                                                                 -----------------     -----------------
                                                                                         4,204,900                     0
                                                                                 -----------------     -----------------

                                                                                 $       4,750,672     $         480,031
                                                                                 =================     =================

             LIABILITIES & EQUITY
CURRENT LIABILITIES
         Accounts payable                                                        $         173,138     $          45,786
         Payable - related party (Note 5)                                                   90,670                     0
         Accrued expenses                                                                   47,285                     0
         Loans payable (Note 6)                                                                  0                74,775
         Income taxes payable                                                                   50                     0
                                                                                 -----------------     -----------------

                      TOTAL CURRENT LIABILITIES                                            311,143               120,561

STOCKHOLDERS' EQUITY
         Common Stock $.001 par value:
          Authorized - 100,000,000 shares
          Issued and outstanding  32,000,000 shares
             (30,560,000 in 1997)                                                           32,000                30,560
         Additional paid-in capital                                                      4,341,832               509,621
         Treasury stock (Note 14)                                                                0              (174,915)
         Retained earnings (deficit)                                                        65,697                (5,796)
                                                                                 -----------------     -----------------

                      TOTAL STOCKHOLDERS' EQUITY                                         4,439,529               359,470
                                                                                 -----------------     -----------------

                                                                                 $       4,750,672     $         480,031
                                                                                 =================     =================


See Notes to Consolidated Financial Statements.

                          UNIDYN, CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                  Year ended
                                                                                                  December 31,
                                                                                              1998              1997
                                                                                        --------------    --------------
Net sales                                                                               $    2,016,779    $    2,237,367
Cost of sales                                                                                  609,694           769,908
                                                                                        --------------    --------------

                      GROSS PROFIT                                                           1,407,085         1,467,459

Other Income
         Commissions                                                                           212,900                 0
         Gain on disposal of net assets of Universal                                            11,388                 0
                                                                                        --------------    --------------
                                                                                               224,288                 0

General & administrative expenses:
         Accounting / legal                                                                     91,705            20,937
         Advertising / promotion                                                                33,165           163,338
         Amortization and depreciation                                                           8,970             1,767
         Bad debts                                                                                   0            70,000
         Bank charges                                                                            6,320             5,313

         Commissions/consulting                                                                 47,888            17,017
         Engineering                                                                             2,412           141,671
         Interest expense                                                                        2,544            12,995
         Office expense                                                                         14,890             3,708

         Payroll taxes and benefits                                                             29,300            23,560
         Professional services                                                                  16,562            10,820
         Property taxes                                                                              0            33,616
         Rent                                                                                   49,380            41,950
         Repairs and maintenance                                                                26,592             7,568

         Salaries / employee leasing                                                         1,006,552           735,192
         Telephone                                                                              30,453            12,972
         Travel                                                                                 93,438            47,677
         Utilities                                                                               7,174            21,872
         Vehicle expense                                                                        43,072            34,882
         Miscellaneous                                                                          13,166               356
                                                                                        --------------    --------------
                                                                                             1,523,583         1,407,211

                          NET INCOME BEFORE INCOME TAXES                                       107,790            60,248

Income tax expense                                                                              36,297             2,837
                                                                                        --------------    --------------

                          NET INCOME                                                    $       71,493    $       57,411
                                                                                        ==============    ==============


Net income (loss) per weighted average share                                            $          .00    $          .06
                                                                                        ==============    ==============


Weighted average number of common shares used to compute
 net income (loss) per weighted average share                                               31,280,000         1,016,333
                                                                                        ==============    ==============




See Notes to Consolidated Financial Statements.

                          UNIDYN, CORP. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                          Common Stock                   Additional          Retained
                                                        Par Value $0.001                  Paid-in            Earnings
                                                      Shares            Amount            Capital           (Deficit)
                                                 --------------    --------------    -----------------    --------------

Balances at 12/31/95                                  1,000,000    $        1,000    $         335,088    $       37,834
         Net loss for year                                                                                       (73,041)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/96                                  1,000,000             1,000              335,088           (35,207)
         Issued for services at
             $.001 12/1/97                              196,000               196
         Issued to Universal for assets
             at $.85 12/2/97                                                                   153,285
         Issued for future acquisitions
             at $.001 12/1/97
             (Note 14)                                2,624,000             2,624
         Forward stock split*
             (Note 15)                               26,740,000            26,740               21,248           (28,000)
Net income for year                                                                                               57,411
                                                 --------------    --------------    -----------------    --------------

Balances at 12/31/97                                 30,560,000            30,560              509,621            (5,796)
         Reclassification of treasury
             stock                                    1,440,000             1,440             (176,356)
         Former treasury stock issued
             for assets                                                                      4,008,400
         Capital of subsidiary                                                                     167
Net income for year                                                                                               71,493
                                                 --------------    --------------    -----------------    --------------

Balances at 12/31/98                                 32,000,000    $       32,000    $       4,341,832    $       65,697
                                                 ==============    ==============    =================    ==============

* Approved December 3, 1997

See Notes to Consolidated Financial Statements.

                          UNIDYN, CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                   Year ended
                                                                                                   December 31,
                                                                                             1998              1997
                                                                                        --------------    --------------

OPERATING ACTIVITIES
         Net income (loss)                                                              $       71,493    $       57,411
         Adjustments to reconcile net income (loss) to cash
             provided by operating  activities:
                  Gain on Universal disposal                                                   (11,388)                0
                  Amortization and depreciation                                                  8,970             1,767
                  Stock issued for expenses                                                          0               196
                  Bad debts                                                                     30,000            70,000
                  Deferred taxes                                                              (211,000)                0
         Changes in assets and liabilities:
                  Inventory                                                                     20,018            88,651
                  Accounts receivable                                                          (86,839)          130,029
                  Prepaid expense                                                              (55,990)          (12,121)
                  Accrued expenses                                                              47,285                 0
                  Income taxes payable                                                         234,050            (5,673)
                  Accounts payable                                                             234,033           (19,954)
                                                                                        --------------    --------------

                      NET CASH PROVIDED BY OPERATING ACTIVITIES                                280,632           310,306

INVESTING ACTIVITIES
         Purchase of equipment                                                                (128,985)           (1,538)
         Loans                                                                                 (28,325)          (24,500)
         Purchase of treasury stock                                                                  0          (152,483)
                                                                                        --------------    --------------

                      NET CASH USED BY INVESTING ACTIVITIES                                   (157,310)         (178,521)

FINANCING ACTIVITIES
         Cash remaining with Universal                                                         (14,300)                0
         Line of credit repayments                                                                   0          (151,223)
         Repayments - related parties                                                                0           (21,482)
         Loan repayments                                                                       (74,775)          (27,253)
         Capital of subsidiary                                                                     167                 0
         Borrowings                                                                                  0           100,000
                                                                                        --------------    --------------

                      NET CASH (USED) BY FINANCING ACTIVITIES                                  (88,908)          (99,958)
                                                                                        --------------    --------------

                      INCREASE IN CASH AND CASH EQUIVALENTS                                     34,414            31,827

         Cash and cash equivalents at beginning of year                                        104,522            72,695
                                                                                        --------------    --------------

                      CASH & CASH EQUIVALENTS AT END OF YEAR                            $      138,936    $      104,522
                                                                                        ==============    ==============

Cash paid for:
         Interest                                                                       $        2,544    $       12,995
         Taxes                                                                                      50             8,510


See Notes to Consolidated Financial Statements.

                          UNIDYN, CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 1:                SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
         Accounting Methods
         The Company recognizes income and expenses based on the accrual method of accounting.

         Principals of Consolidation
         The financial statements for 1998 contain the accounts of the Company, its wholly-owned subsidiary, Unidyn (Europe) Limited and Universal Dynamics, Inc. ("Universal") for the first six months of 1998.

         The financial statements for 1997 contain the accounts of the Company and Universal. Universal could be considered an entity under common control as at one time, the President of the Company and the president of Universal were the same person. Also, the Company issued common stock to Universal to acquire the NorthStar operations from Universal. NorthStar is currently the main line of business for the Company. All significant intercompany transactions have been eliminated on consolidation.

         NorthStar Assets (Other Assets)
         The Company balance sheet shows related company values for both Sterling and Derritron assets. However, no fixed asset value is indicated for the NorthStar control system product and its related control system software due to general accounting principals applied during the acquisition of the asset in December 1997 which presents the assets at historical cost.

         For shareholder information, Universal Dynamics, Inc., had reported to management a previous written offer from a third party to acquire the NorthStar product for $10,000,000 during the summer of 1997 just prior to the Company acquiring this product from Universal Dynamics for stock.

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

                          UNIDYN, CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 1998 and 1997


NOTE     1: SUMMARY OF SIGNIFICANT  ACCOUNTING PRINCIPLES  (continued)
         Estimates
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities revenues, and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates. Such estimates of significant accounting sensitivity are allowance for doubtful accounts.

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

NOTE 3:                PROPERTY, PLANT, AND EQUIPMENT
         Property, plant, and equipment as of December 31, 1998 and 1997 are summarized as follows:

                                                                           Accumulated                Net Book Value
                                                            Cost           Depreciation            1998           1997
                                                            -------------  ------------------  -------------  ------------
                       Vehicles                             $      50,358  $            2,518  $      47,840  $     27,046
                       Computers & Equipment                        5,254                 263          4,991         1,053
                       Furniture & Fixtures                        38,850               2,849         36,001         2,900
                       Leasehold Improvements                       6,795                 340          6,455         7,118
                                                            -------------  ------------------  -------------  ------------
                                                            $     101,257  $            5,970  $      95,287  $     38,117
                                                            =============  ==================  =============  ============

         Depreciation expense is calculated under straight-line and accelerated methods based on the estimated service lives of depreciable assets. Depreciation expense for the year ended December 31, 1998 amounted to $8,970, ($1,767 in 1997).

NOTE 4:                RELATED PARTY TRANSACTIONS
         During 1998, the Company received $216,000 from Universal. The amount was reimbursement for expenses paid by the Company on behalf of Universal. The amount is reflected as a reduction of general and administrative expenses on the Company's books and eliminated on consolidation.

                          UNIDYN, CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 1998 and 1997


NOTE 5:                PAYABLE - RELATED PARTY
         At December 31, 1998, the Company owes $90,670 to Universal for cash advanced to the Company and expenses paid for the Company after Universal stopped being consolidated with the Company.

NOTE 6:                LOANS PAYABLE
         Loans payable at December 31, 1998 and 1997 are as follows:

                                                                                Principal Balances
                                                                          1998                          1997
                                               Interest                           Long-                          Long-
                                               Rate           Current             term          Current          term
                                                              -------------  -------------   -------------  -------------
                       GMAC                             8.5%  $           0  $           0   $           0  $           0
                       BankOne
                       Arizona, NA (1)                 10.5%              0              0          74,775              0
                                                              -------------  -------------   -------------  -------------
                                                              $           0  $           0   $      74,775  $           0
                                                              =============  =============   =============  =============

                       (1) Secured by accounts receivable and inventory.

NOTE 7:                INCOME TAXES
         Components of income tax are as follows:
                                                   1998           1997
                                              -------------  -------------
                       Current
                             Federal          $      13,197  $       1,773
                             State                       50          1,064
                                              -------------  -------------
                                                     13,247          2,837
                       Deferred                      23,050              0
                                              -------------  -------------
                                              $      36,297  $       2,837
                                              =============  =============

         A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes is as follows:

                                                                                   1998            1997
                                                                             -------------   -------------
                       Income tax computed at Federal statutory
                             tax rate                                        $      36,649   $      20,484
                       Tax associated with fiscal tax year for
                             Universal and graduated federal rates *                  (402)        (18,349)
                       State taxes (net of federal benefit)                             50             702
                                                                             -------------   -------------
                                                                             $      36,297   $       2,837
                                                                             =============   =============

* The Company and Universal are not eligible to file consolidated income tax returns.

         The significant component of the Company's deferred tax asset for income taxes consists of the following:

                     Current deferred tax asset
                       Basis of patents for tax purposes    $      14,500
                                                            =============

                     Long-term deferred tax asset
                       Basis of patent for tax purposes     $     196,500
                                                            =============

NOTE 8:                COMMITMENTS AND CONTINGENCIES
         The Company has a month-to-month lease on the buildings in Arizona and Utah where it operates. The approximate monthly amount is $6,950. The Company also rents office space in Utah. The monthly payment is $410 through September 1999. The Company's subsidiary rents office space in England for $1,638 per month. The lease expires October 31, 2003. The subsidiary also pays some of the insurance and maintenance. Future expected lease payments on the building are as follows:

                          UNIDYN, CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 1998 and 1997


NOTE 8:                COMMITMENTS AND CONTINGENCIES (continued)

                  Year ending December 31, 1999                 $      19,656
                  Year ending December 31, 2000                        19,656
                  Year ending December 31, 2001                        19,656
                  Year ending December 31, 2002                        19,656
                  Year ending December 31, 2003                        16,380
                                                                -------------
                                                                $      95,004
                                                                =============

         The subsidiary also leases two vehicles with expected payments of $30,117 for the year ending December 31, 1999.

         Rent expense for the buildings in 1998 was $49,380 and $41,950 in 1997.

         Included in vehicle expense for 1998 is $21,557 related to the subsidiary's leases.

NOTE 9:                MAJOR CUSTOMERS
         Sales to four customers represented 35.2%, 13.9%, 11.3% and 6.9% during the year ended December 31, 1998. As of December 31, 1998, accounts receivable from these four customers represented 7.3%, 23.6%, 14.4%, and 0.0%, respectively.

         Sales to three customers represented 50.6%, 14.5% and 12.3% during the year ended December 31, 1997. As of December 31, 1997, accounts receivable from these three customers represented 24.7%, 21.8%, and 20.9%, respectively.

NOTE 10:               STERLING PATENT
         During the quarter ended June 30, 1998, the Company issued 6,416,000 shares of restricted common stock, previously held as treasury stock, to acquire the rights to patent the Sterling Project from Universal. The patent rights will be amortized over fifteen years for income tax purposes. For financial statement purposes, the asset has no cost basis as it was acquired from Universal.

         The Sterling Project will allow the testing of printed circuit boards and other general electronic devices. Sterling will allow the electronics manufacturer to access the workmanship of their manufactured electronics and improve the estimated projected life of the printed circuit board or other items under test. Sterling will reduce the manufacturer warranty return rate. Estimates show that the manufacturer can improve the warranty return rate down to perhaps 1 percent based on workmanship errors. Sterling will actually quantify the reliability of the manufactured part and indicate the workmanship areas of concern, even though the electronics pass functional testing.

         The Company has current arrangements with IEC Electronics (IECE) of New York to review the product for contract manufacturing at one of their facilities. The Company expects to have a working production model by the end of 1999 with sales expected in 2000.

NOTE 11:               DERRITRON TECHNOLOGY
         Effective June 30, 1998, the Company issued 14,576,000 shares of restricted common stock, previously held as treasury stock, to acquire the business and associated technology known as Derritron. Derritron is a well known business involving vibration shakers and other related technology. This technology is perfectly integrated with the NorthStar vibration control systems acquired from Universal Dynamics. The technology will be amortized over five years. The Company will need to spend some money to arrange for production of such a massive product line, even in its reduced set. The Company expects sales to begin in late 1999 or early 2000 pending current negotiations with previous Derritron suppliers, and various worldwide distributors. With this acquisition, the Company receives patent, products, know how, drawings, trade name, manufacturing equipment, and an established market presence in England and other parts of Europe , Asia, South America, India, and China.

                          UNIDYN, CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 1998 and 1997


NOTE 12:               DISCONTINUATION OF CONSOLIDATION WITH UNIVERSAL
         Effective July 1, 1998, the Company acquired the remaining inventory of Universal. This left Universal with no operations. Universal intends to explore new business operations apart from the Company and these new operations will not be consolidated with the Company.

NOTE 13:               WARRANTS AND OPTIONS
         The Company granted warrants to an investment advisory firm to purchase 150,000 shares of the Company's common stock at $.50 per share after September 3, 1998. On September 3, 1998, the exercise price was above market price for the Company's stock.

         The Company has granted 100,000 options to all three directors to purchase stock at $.16 per share (average price between bid and ask on 02 April 1999). The options vest 20% for the first three years beginning the first full year 02 April 1999, and 40% for the last year. Option documents are to be issued April 1999 with the first 20% vesture.

         The Company has granted a total of 700,000 options for advisory board members at an exercise price of $.43 per share. The options vest 25% per year beginning April 1, 1999.

         The Company has granted a total of 700,000 options for engineering and other direct company authorized members. Currently the board members authorized approximately half of these shares to be optioned at an exercise price of $.16 per share (average price between bid and ask 02 April 1999). The option vest 20% for the first three years beginning the first full year 02 April 1999, and 40% for the last year. Option documents are to be issued April 1999 with the first 20% vesture.

         No compensation expense has been recorded as the exercise price was equal to or exceeded the market price on the grant dates, and all directors and related share options are to be issued in late April 1999.

NOTE 14:               1997 EVENTS
         On December 1, 1997, the Company constructed a multi-party agreement with the following entities: Universal Dynamics, Inc., an Arizona Corporation, and Unidyn , Inc., a company organized under the laws of the Bahamas. Pursuant to the agreement, the Company acquired from Universal Dynamics, Inc. certain assets including equipment, inventory, accounts receivable, software, and other intangible assets all pertaining to the vibration control system know as "NorthStar". The Company also entered into formal negotiations for the acquisition of the Derritron shaker products, and entered into an agreement for the acquisition of 80% of DVCS, LTD, a UK company in the business of Derritron shaker remanufacturing and related shaker services in the UK.

         In consideration for the NorthStar assets, and to publicly disclose its shares for the pending acquisitions, the Company issued 3,000,000 authorized but unissued shares of its common stock, with the following distribution. Universal Dynamics, Inc. received 982,000 shares for the NorthStar product and for the Sterling technology. The structure was concluded December 31, 1997 with the remaining shares being issued in the second quarter of 1998 for all rights in the Sterling product. Other interested parties received 196,000 shares.

         At December 31, 1997, the Company was holding 20,992,000 shares of previously issued stock as treasury stock to use in the future. Universal also held 1,440,000 shares which are being treated as treasury stock.

         1998 EVENTS

          The Company also issued 1,822,000 shares for the pending acquisition of the Derritron product and cancelled the pending acquisition of 80% ownership of DVCS, LTD in favor of a wholly owned company. Unidyn Inc. agreed to be the trustee of the shares as required for

                          UNIDYN, CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 1998 and 1997


NOTE 14:               1998 EVENTS (continued)
         the pending acquisitions of both Derritron and DVCS, LTD and subsequently returned the shares to the Company as specific share transfer instructions were received pursuant to the individual acquisition agreement. These shares were issued in the second quarter of 1998 for the Derritron product.

         The Company also generated a $2,000,000 promissory note in the event it would be required for the pending acquisitions. This note was subsequently destroyed, and not required for the acquisition, and represents no liability to the Company.

         At December 31, 1998, the Company was holding no stock as treasury stock.

         Y2K Statement
         The Company has verified that all internal software used in the operations of the Company and related developments are Y2K compliant. The Company sees no risk at this time pertaining to Y2K, and internal company operations.

         Products currently manufactured by the Company have also been Y2K verified. All previous Company customers have the ability to purchase both hardware and software upgrades from the Company which will certify their products as Y2K compliant. The amount of needed hardware and software depends on the associated production model in question.

NOTE 15:               FORWARD STOCK SPLIT
         Effective December 3, 1997, pursuant to written action adopted unanimously by the Board of Directors and a majority of the shareholders, the Company changed its name to UniDyn, Corp., and approved an eight-for-one forward stock split on the Company's common stock as follows: each outstanding share was converted into eight shares. Before the change, the Company was authorized to issue 100,000,000 shares of $.001 par value common stock; after the forward stock split the Company shall continue to be authorized to issue 100,000,000 shares of $.001 par value common stock. The number of outstanding shares of common stock affected by the forward split was 4,000,000. The number of issued and outstanding shares of common stock of the Company after the forward stock split is 32,000,000.

NOTE 16:               SEGMENT INFORMATION
         The Company's subsidiary had sales in Europe of $219,157, cost of sales of $73,497, general and administrative expenses of $162,245 and a net loss of $16,585. Included in cost of sales is $58,500 paid to the Company for inventory to sell.