Form 10QSB
period 1999-03-31
UNIDYN CORP
filed 1999-05-05
CIK 894542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       March 31, 1999
                               -------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-31

                                  UNIDYN, CORP.
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                          87-0438639
(State or other jurisdiction of               (I.R.S. Employer Identificatio
 incorporation or organization)                           Number)


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

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding as of March 31, 1999
------------------------------------         ----------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                32,000,000 SHARES

ITEM 1.           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "BUSINESS RISKS." SEE ALSO THE COMPANY'S ANNUAL REPORT ON FORM 10KSB FOR THE YEAR ENDED DECEMBER 31, 1998.

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

RESULTS OF OPERATIONS
         For the three months ending March 31, 1999, the Company posted a loss of $42,007 on revenues of $401,200 ($165,895 earnings and $737,415 for the same period in 1998). Substantially all sales were generated from the NorthStar product. NorthStar is composed of off the shelf items and has minimal assembly requirements. The Company was profitable for the quarter ($36,553) but its subsidiary lost $78,560.

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

         Cost of Goods Sold for the three months ended March 31, 1999 were $121,588 with a resultant gross profit of $279,612 ($198,421 and $538,994 for 1998). Gross margin for the period ended March 31, 1999 was 70% (73% in 1998). Until new products are introduced, including the Sterling Process, there is significant uncertainty about future gross margins. Gross margin percentage is highly dependent upon product prices, sales volumes, materials cost and allocation of manufacturing overhead.

         Selling, General and Administrative costs for the three months ended March 31, 1999 were $317,055, ($332,049 in 1998). The Company currently leases a total about 40 people in the United States and the United Kingdom. Management believes that by leasing its primary workforce, the Company has substantially limited fixed overhead costs and provided for a larger free-cash flow for the Company's growth phase. It also allows for a better benefit base through managed 401K and health plans already established in the employee leasing companies.

         For the three months ending March 31, 1999 the majority of the Company's research was conducted at the Company's Engineering and Development Center in American Fork, Utah. Substantial research and development costs were incurred by Universal Dynamics for the development of the NorthStar and Sterling Process products prior to the December, 1997 asset purchase.

LIQUIDITY AND CAPITAL RESOURCES
         The Company is currently seeking additional working capital to meet its short term growth planning including the acquisition of a potential supplier for the Sterling system. Management believes, although there can be no assurance, that the Company will have sufficient cash needs for the next 12 months regardless of its success in attracting additional capital investment. However, management also believes that a lack of additional working capital over the remainder of the current fiscal year would substantially curtail the roll-out of the Sterling Process product line. As of March 31, 1999, the Company has approximately $103,050 in working capital.

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

         This report contains a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future" and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific risk factors described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

IMPACT OF THE YEAR 2000 ISSUE
         The "Year 2000 Problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. The extent of the potential impact of the Year 2000 Problem is not yet known, and if not timely corrected, it could affect the global economy.

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

ITEM 2. LEGAL PROCEEDINGS

         Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  (a)      Exhibits
                           Financial statements as of March 31, 1999

                  (b)      Reports on Form 8-K
                           None


                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               UNIDYN, CORP.



Dated:   May 4, 1999
                               Ira Gentry, President and Director

                          UNIDYN, CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                         March 31,
                                                                           1999
                                                                  ----------------------
ASSETS
     CURRENT ASSETS
         Cash in bank                                             $              103,567
         Accounts receivable                                                     145,740
         Deferred tax benefit                                                     12,896
         Prepaid expense                                                          12,921
         Inventory                                                                34,500
                                                                  ----------------------

                                      TOTAL CURRENT ASSETS                       309,624

PROPERTY, PLANT & EQUIPMENT                                                       82,986

OTHER ASSETS
         Deferred tax benefit                                                    196,500
         Derrition Technology                                                  4,008,400
                                                                  ----------------------
                                                                               4,204,900
                                                                  ----------------------

                                                                  $            4,597,510
                                                                  ======================

LIABILITIES & EQUITY
     CURRENT LIABILITIES
         Accounts payable                                         $               84,778
         Accrued expenses                                                         16,327
         Payable - related party                                                 105,469
                                                                  ----------------------

                                 TOTAL CURRENT LIABILITIES                       206,574

     STOCKHOLDERS' EQUITY
         Common Stock $.001 par value:
              Authorized - 100,000,000 shares
              Issued and outstanding
              32,000,000 shares                                                   32,000
         Additional paid-in capital                                            4,341,832
         Retained earnings                                                        23,690
         Accumulated other comprehensive loss                                     (6,586)
                                                                  ----------------------

                                TOTAL STOCKHOLDERS' EQUITY                     4,390,936
                                                                  ----------------------

                                                                  $            4,597,510
                                                                  ======================

                          UNIDYN, CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                1999               1998
                                                                         -----------------   -----------------
Net sales                                                                $         401,200   $         737,415
Cost of sales                                                                      121,588             198,421
                                                                         -----------------   -----------------

                                                           GROSS PROFIT            279,612             538,994

Other Income                                                                             0              30,000

General and administrative expenses                                                317,055             332,049
                                                                         -----------------   -----------------
                                                                                   317,055             332,049
                                                                         -----------------   -----------------

                                                      NET INCOME (LOSS)
                                                    BEFORE INCOME TAXES            (37,443)            236,945

Income tax expense                                                                   4,564              71,050
                                                                         -----------------   -----------------

                                                      NET INCOME (LOSS)            (42,007)            165,895

OTHER COMPREHENSIVE LOSS
   Foreign currency translation adjustments                                         (6,586)                  0
                                                                         -----------------   -----------------

                                      TOTAL COMPREHENSIVE INCOME (LOSS)  $         (48,593)  $         165,895
                                                                         =================   =================

Net income (loss) per weighted average share                             $            (.00)  $             .01
                                                                         =================   =================

Weighted average number of common shares used to
   compute net income (loss) per weighted average share                         32,000,000          30,600,000
                                                                         =================   =================

                          UNIDYN, CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                1999               1998
                                                                         -----------------   -----------------
OPERATING ACTIVITIES
   Net income (loss)                                                     $         (42,007)  $         165,895
   Adjustments to reconcile net income (loss) to cash provided
     (required) by operating activities:
       Depreciation                                                                  3,602                 990
       Deferred taxes                                                                1,604                   0
       Foreign currency translation                                                 (6,586)                  0
   Changes in assets and liabilities:
       Accounts receivable                                                          99,572            (119,254)
       Inventory                                                                      (327)            (37,777)
       Prepaid expenses                                                              4,643              (1,492)
       Accounts payable                                                            (88,360)             13,677
       Accrued expenses                                                            (30,958)                  0
       Payable - related party                                                      14,799                   0
       Income taxes payable                                                            (50)             71,000
                                                                         -----------------   -----------------

                                           NET CASH PROVIDED (REQUIRED)
                                                BY OPERATING ACTIVITIES            (44,068)             93,039

INVESTING ACTIVITIES
   Loans                                                                                 0             (61,000)
   Purchase of equipment / cost adjustment                                           8,699                   0
                                                                         -----------------   -----------------

                                              NET CASH PROVIDED  (USED)
                                                BY INVESTING ACTIVITIES              8,699             (61,000)

FINANCING ACTIVITIES
   Line of credit repayments                                                             0             (35,000)
   Repayments - related parties                                                          0                   0
   Loan principal payments                                                               0             (74,775)
   Loan proceeds                                                                         0              78,500
                                                                         -----------------   -----------------

                                                     NET CASH (USED) BY
                                                   FINANCING ACTIVITIES                  0             (31,275)
                                                                         -----------------   -----------------

                                            INCREASE (DECREASE) IN CASH
                                                   AND CASH EQUIVALENTS            (35,369)                764

Cash and cash equivalents at beginning of year                                     138,936             104,522
                                                                         -----------------   -----------------

                                              CASH AND CASH EQUIVALENTS
                                                       AT END OF PERIOD  $         103,567   $         105,286
                                                                         =================   =================

Cash paid for income taxes                                               $           2,960   $              50
Cash paid for interest                                                                   0               1,370

                          UNIDYN, CORP. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
                  Accounting Methods
                  The Company recognizes income and expenses based on the accrual method of accounting.

                  Principals of Consolidation
                  The financial statements for March 31, 1999 contain the accounts of the Company and its wholly-owned subsidiary, Unidyn (Europe) Limited.

                  The financial statements for March 31, 1998 contain the accounts of the Company and Universal Dynamics, Inc. ("Universal"). Universal could be considered an entity under common control as at one time, the President of the Company and the president of Universal were the same person. Also the Company issued common stock to Universal to acquire the NorthStar operations from Universal. NorthStar is currently the main line of business for the Company. All significant intercompany transactions have been eliminated on consolidation.

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

                          UNIDYN, CORP. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 1999

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued) Income Taxes (continued)
                  In February, 1992, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which supersedes substantially all existing authoritative literature for accounting for income taxes and requires deferred tax balances to be adjusted to reflect the tax rates in effect when those amounts are expected to become payable or refundable. The Statement was applied in the Company's financial statements for the fiscal year commencing January 1, 1993.

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

NOTE 4:           1998 EVENTS

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

                  DERRITRON TECHNOLOGY
                  Effective June 30, 1998, the Company issued 14,576,000 shares of restricted common stock, previously held as treasury stock, to acquire the technology. The technology will be amortized over five years. The Company will need to spend some money to upgrade the technology and expects sales to begin in the third quarter of 1999. With this acquisition, the Company receives patents, products, manufacturing equipment, and an established market presence in England and other parts of Europe.

NOTE 5:           SEGMENT INFORMATION
                  The Company's subsidiary had sales in Europe of $36,145, cost of sales of $23,926, general and administrative expenses of $90,779, and a net loss of $78,560. Included in cost of sales is $16,533 paid to the Company for inventory to sell.