Form 10QSB
period 1999-06-30
UNIDYN CORP
filed 1999-08-13
CIK 894542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       June 30, 1999
                               ----------------------------------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-31

                                  UNIDYN, CORP.
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                              87-0438639
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                                    Number)


         1216 South 1580 West, #B
             Orem, Utah                                         84058
(Address of principal executive offices)                      (Zip Code)


Issuer's telephone number, including area code     (801) 434-7250

8621 North Seventy Ninth Avenue
      Peoria, Arizona                                  85345
---------------------------------------------------------------
(Former Address)                                     (Zip Code)

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

           Class                               Outstanding as of June 30, 1999
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

         The current company is in the business of providing products involving quality control of manufactured hardware and electronics. The Company's products fall under two categories, A) Vibration Stress Screening (VSS) and B) Sterling inspection products for on-line printed circuit board workmanship inspection.

          The  vibration  test  products  are used to  check  the  integrity  of
manufactured   items  including   printed  circuit  boards  eventually  used  in
automotive, computer, and various electronic markets. This core business primarily consists of 1) the vibration hardware or "shaker" unit which mechanically vibrates the test platform, 2) the vibration control system which measures output and regulates shaker intensity, and 3) the amplifier unit which provides power to the shaker. On the production line, VSS can identify latent defects not readily identified through visual inspection or during the development and design process. Vibration Stress Screening of electronic and mechanical components, such as printed circuit boards saves rework time during production, reduces warranty exposure and can enhance product quality and longevity. VSS is most effective in detecting intermittent defects such as loose connections, broken parts, cracked traces, poor solder joints and mechanical flaws.

         The Company currently markets its Vibration Control System product under the NorthStar brand and to other OEM's to be repackaged for use in the aerospace, automotive and semiconductor industries. The Company has also purchased a complete line of shakers and amplifiers known in the industry under the trade name "Derritron". Derritron has had an excellent 30 year history in the shaker business, and is considered a premier shaker product. This combined with the Company's world class vibration control system, puts UniDyn in the position to become a first tier provider of turn-key vibration test products.

         UniDyn's flagship product is called "Sterling". The Sterling product technology was completely acquired from Universal Dynamics in the second quarter of 1998 after the patent search showed no prior art, and open for patent filing. UniDyn is currently in the process of filing patents on this new testing process. The Company also has firm commitments with a large Japanese company with a 45 year history of providing various products for the printed circuit board industry.

         The Company will provide Sterling products to the Japanese company under an exclusive, five year OEM arrangement in Japan estimated to be worth over $200,000,000. The quantity is estimated to average approximately 20 Sterling units a month, and relates to the initial model demands and various production options required by the Japanese customers. The Company is in the process of engineering the first of several "Production Models" for delivery beginning in the first quarter of 2000. The Sterling technique has already been tested successfully at IBM and Delco Electronics. The Company is currently structuring additional funding for Sterling product development.

         The Sterling process provides for completely automated on-line quality control testing of printed circuit boards. It is expected that the Sterling process can significantly reduce warranty liability for a variety of industries, including manufacturers of computers, consumer electronic products, and aerospace and military systems, by discovering workmanship defects through the manufacturing process. Currently the industry is experiencing a 4 to 7% warranty return rate. Sterling is believed to be able to reduce this warranty repair rate down to perhaps 1%.

         The Company has also disclosed arrangements involving distribution through Singapore for UniDyn Company products. It is estimated to be worth approximately $10,000,000 a year in product shipments. Arrangements are also currently being put into place for limited Sterling distribution in Europe.

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

         Based on funding, the Company is looking to expand its operations through strategic acquisitions that will benefit the Sterling product development. The Company has sold its interest in continuing business in England to focus on the business involving Sterling and focus resources on the Sterling product.

RESULTS OF OPERATIONS
         For the three months ending June 30, 1999, the Company posted an income of $118,358 on revenues of $352,293 ($56,620 income and $514,314 revenue for the same period in 1998).

          Substantially  all sales were  generated  from the NorthStar  product.
NorthStar is composed of off the shelf items and has minimal assembly requirements. Included in income for the quarter is a $101,565 gain from the sale of the Company's European subsidiary.

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

         Cost of Goods Sold for the three months ended June 30, 1999 were $92,324 with a resultant gross profit of $259,969 ($185,298 and $329,016 for
1998). Gross margin for the period ended June 30, 1999 was 74% (64% in 1998). As new products are introduced, including the Sterling Process, there is significant uncertainty about future gross margins relative to total sales. Gross margin percentage is highly dependent upon product prices, sales volumes, materials cost and allocation of manufacturing overhead which vary from product to product. Management has estimated the Sterling product at a 50% gross margin. That margin is expected to improve as the order volume increases with product demand.

         Selling, General and Administrative costs for the three months ended June 30, 1999 were $237,117, ($414,296 in 1998). The Company currently leases a total of about 16 people in the United States. The reduction in G&A expenses reflects management focus on engineering development for Sterling, and less on corporate overhead. Management also believes that by leasing its primary workforce, the Company has substantially reduced fixed overhead costs and provided for a larger free-cash flow for the Company's growth phase. It also allows for a better benefit base through managed 401K and health plans already established in the employee leasing companies.

         For the six months ending June 30, 1999, the Company posted income of $76,351 on revenues of $753,493 ($222,515 income and $1,251,729 revenue for the same period in 1998).

          Substantially all sales were generated from the NorthStar product. NorthStar is composed of off the shelf items and has minimal assembly requirements. Included in income for the quarter is a $101,565 gain from the sale of the Company's European subsidiary. Sales reduction is the result of the Company focusing efforts on "Morning Star" developments for NorthStar, and redirecting efforts toward the Sterling Products. Derritron developments will be mostly put on hold until funding is directed to it through outside funding, or through additional revenues generated by "Morning Star" or Sterling.

         Cost of Goods Sold for the six months ended June 30, 1999 were $213,912 with a resultant gross profit of $539,581 ($383,719 and $868,010 for 1998). Gross margin for the period ended June 30, 1999 was 72% (69% in 1998). Until the new products are delivered, including the Sterling Systems, there is significant uncertainty about future gross margins. Gross margin percentage is highly dependent upon product prices, sales volumes, materials cost and allocation of manufacturing overhead.

         Selling, General and Administrative costs for the six months ended June 30, 1999 were $554,172, ($746,345 in 1998).

         For the six months ending June 30, 1999 the majority of the Company's research was conducted at the Company's Engineering and Development Center in Orem, Utah. Substantial research and development costs were incurred by Universal Dynamics for the development of the NorthStar and Sterling Process products prior to the December, 1997 asset purchase. The Company's NorthStar manufacturing along with NorthStar engineering development are both now located together in Orem, Utah.

LIQUIDITY AND CAPITAL RESOURCES
         The Company is currently seeking additional working capital to meet its short term growth planning including the acquisition of a potential supplier for the Sterling system. Management believes, although there can be no assurance, that the Company will have sufficient cash needs for the next 12 months regardless of its success in attracting additional capital investment. However, management also believes that a lack of additional working capital over the remainder of the current fiscal year would substantially curtail the roll-out of the Sterling Process product line. As of June 30, 1999, the Company has approximately $255,305 in working capital.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits
                           Financial statements as of June 30, 1999

                  (b)      Reports on Form 8-K
                           None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     UNIDYN, CORP.



Dated:   August 13, 1999
                                     Ira Gentry, President and Director

                                            UNIDYN, CORP. AND SUBSIDIARY
                                             CONSOLIDATED BALANCE SHEETS
                                                     (Unaudited)

                                                                         June 30,                 December 31,
                                                                           1999                       1998
ASSETS                                                                  (Unaudited)                 (Audited)
                                                                  ----------------------     --------------------
     CURRENT ASSETS
         Cash in bank                                             $               35,855     $            138,936
         Accounts receivable                                                     256,680                  245,312
         Receivable - shareholder                                                 87,150                        0
         Deferred tax benefit                                                      9,500                   14,500
         Prepaid expense                                                           1,180                   17,564
         Inventory                                                                45,975                   34,173
                                                                  ----------------------     --------------------

                                      TOTAL CURRENT ASSETS                       436,340                  450,485

PROPERTY, PLANT & EQUIPMENT                                                       49,089                   95,287

OTHER ASSETS
         Deferred tax benefit                                                    196,500                  196,500
         Derrition Technology                                                  4,008,400                4,008,400
                                                                  ----------------------     --------------------
                                                                               4,204,900                4,204,900
                                                                  ----------------------     --------------------
                                                                  $            4,690,329     $          4,750,672
                                                                  ======================     ====================

LIABILITIES & EQUITY
     CURRENT LIABILITIES
         Accounts payable                                         $               75,566     $            173,138
         Accrued expenses                                                              0                   47,285
         Payable - related party                                                 105,469                   90,670
         Income taxes payable                                                          0                       50
                                                                  ----------------------     --------------------

                                 TOTAL CURRENT LIABILITIES                       181,035                  311,143

     STOCKHOLDERS' EQUITY
         Common Stock $.001 par value:
              Authorized - 100,000,000 shares
              Issued and outstanding
              32,000,000 shares                                                   32,000                   32,000
         Additional paid-in capital                                            4,341,832                4,341,832
         Retained earnings                                                       142,048                   65,697
         Accumulated other comprehensive loss                                     (6,586)                       0
                                                                  ----------------------     --------------------

                                TOTAL STOCKHOLDERS' EQUITY                     4,509,294                4,439,529
                                                                  ----------------------     --------------------

                                                                  $            4,690,329     $          4,750,672
                                                                  ======================     ====================

                          UNIDYN, CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                               Three Months Ended                      Six Months Ended
                                                                    June 30,                               June 30,
                                                            1999                1998               1999                1998
                                                     ------------------  -----------------   -----------------  ------------------
Net sales                                            $          352,293  $         514,314   $         753,493  $        1,251,729
Cost of sales                                                    92,324            185,298             213,912             383,719
                                                     ------------------  -----------------   -----------------  ------------------

                                       GROSS PROFIT             259,969            329,016             539,581             868,010

Other Income:
   Commissions                                                        0            182,900                   0             212,900
   Gain on sale of subsidiary                                   101,565                  0             101,565                   0
                                                     ------------------  -----------------   -----------------  ------------------
                                                                101,565            182,900             101,565             212,900

Bad debts                                                             0             30,000                   0              30,000
General and administrative expenses                             237,117            414,296             554,172             746,345
                                                     ------------------  -----------------   -----------------  ------------------
                                                                237,117            444,296             554,172             776,345
                                                     ------------------  -----------------   -----------------  ------------------

                                  NET INCOME (LOSS)
                                BEFORE INCOME TAXES             124,417             67,620              86,974             304,565

Income tax expense                                                6,059             11,000              10,623              82,050
                                                     ------------------  -----------------   -----------------  ------------------

                                  NET INCOME (LOSS)             118,358             56,620              76,351             222,515

OTHER COMPREHENSIVE LOSS
   Foreign currency translation
   adjustments                                                        0                  0              (6,586)                  0
                                                     ------------------  -----------------   -----------------  ------------------

                                TOTAL COMPREHENSIVE
                                      INCOME (LOSS)  $          118,358  $          56,620   $          69,765  $          222,515
                                                     ==================  =================   =================  ==================

Net income (loss) per weighted
   average share                                     $              .00  $             .00   $             .00  $              .01
                                                     ==================  =================   =================  ==================

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share                         32,000,000         24,144,000          32,000,000          24,144,000
                                                     ==================  =================   =================  ==================

                          UNIDYN, CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                1999               1998
                                                                         -----------------   -----------------
OPERATING ACTIVITIES
   Net income                                                            $          76,351   $         222,515
   Adjustments to reconcile net income to cash provided
     by operating activities:
       Depreciation                                                                 12,605               3,000
       Bad debts                                                                         0              30,000
       Gain on subsidiary disposal                                                  (5,717)                  0
       Deferred taxes                                                                5,000            (276,000)
       Foreign currency translation                                                 (6,586)                  0
   Changes in assets and liabilities:
       Accounts receivable                                                         (65,557)           (160,741)
       Inventory                                                                   (11,802)              6,103
       Prepaid expenses                                                              7,306             (38,426)
       Accounts payable                                                              6,674              34,455
       Accrued expenses                                                            (30,958)                  0
       Payable - related party                                                      14,799                   0
       Income taxes payable                                                            (50)            338,000
                                                                         -----------------   -----------------

                                                      NET CASH PROVIDED
                                                BY OPERATING ACTIVITIES              2,065             158,906

INVESTING ACTIVITIES
   Loans                                                                           (87,150)            (16,000)
   Purchase of equipment                                                                 0             (27,728)
                                                                         -----------------   -----------------

                                              NET CASH PROVIDED  (USED)
                                                BY INVESTING ACTIVITIES            (87,150)            (43,728)

FINANCING ACTIVITIES
   Cash remaining with former subsidiary                                           (17,996)                  0
   Loan principal payments                                                               0             (74,775)
                                                                         -----------------   -----------------


                                                     NET CASH (USED) BY
                                                   FINANCING ACTIVITIES            (17,996)            (74,775)
                                                                         -----------------   -----------------

                                            INCREASE (DECREASE) IN CASH
                                                   AND CASH EQUIVALENTS           (103,081)             40,403

Cash and cash equivalents at beginning of year                                     138,936             104,522
                                                                         -----------------   -----------------

                                              CASH AND CASH EQUIVALENTS
                                                       AT END OF PERIOD  $          35,855   $         144,925
                                                                         =================   =================

Cash paid for income taxes                                               $          11,870   $              50
Cash paid for interest                                                                   0                   0

SUPPLEMENTAL INFORMATION
During the six months ended June 30, 1998, the Company issued 14,576,000 shares of restricted common stock for Derritron technology with a value of $4,008,400. The value was based on a discounted value of free-trading stock on the date of issuance.

                          UNIDYN, CORP. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

        Accounting Methods
        The Company recognizes income and expenses based on the accrual method of accounting.

        Principals of Consolidation
        The financial statements for June 30, 1999 contain the accounts of the Company and its formerly wholly-owned subsidiary, Unidyn (Europe) Limited.

        The financial statements for June 30, 1998 contain the accounts of the Company and Universal Dynamics, Inc. ("Universal"). Universal could be considered an entity under common control as at one time, the President of the Company and the president of Universal were the same person. Also the Company issued common stock to Universal to acquire the NorthStar operations from Universal. NorthStar is currently the main line of business for the Company. All significant intercompany transactions have been eliminated on consolidation.

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

                          UNIDYN, CORP. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 1999

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

NOTE 6: SALE OF SUBSIDIARY
        Effective April 1, 1999, the Company sold its subsidiary to its largest shareholder for $185,933. $98,783 is reflected in accounts receivable representing uncollected sales made to the former subsidiary and $87,150 is reflected as receivable - shareholder. The Company expects to collect the entire $185,933 within the next twelve months. No operations for the subsidiary after March 31, 1999 are reflected in the statement of operations.