Form 10QSB
period 1999-09-30
UNIDYN CORP
filed 1999-11-12
CIK 894542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1999
                               ----------------------------------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-31

                                  UNIDYN, CORP.
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                           87-0438639
(State or other jurisdiction of               (I.R.S. Employer Identification
incorporation or organization)                          Number)


         1216 South 1580 West, #B
         Orem, Utah                                           84058
(Address of principal executive offices)                      (Zip Code)


Issuer's telephone number, including area code     (801) 434-7250

         8621 North Seventy Ninth Avenue
         Peoria, Arizona                               85345
------------------------------------------------------------------------
(Former Address)                                     (Zip Code)

         Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

             Class                         Outstanding as of September 30, 1999
------------------------------------       ------------------------------------
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

         The Company will provide Sterling products to the Japanese company under an exclusive, five year OEM arrangement in Japan estimated to be worth over $200,000,000. The quantity is estimated to average approximately 20 Sterling units a month, and relates to the initial model demands and various production options required by the Japanese customers. The Company is in the process of engineering the first of several "Production Models" for delivery beginning in the first quarter of 2000. The Sterling technique has already been tested successfully at IBM and Delco Electronics. The Company is currently structuring additional funding for Sterling product development. The Company also has an agreement in place to purchase Avalon Manufacturing Company for the purpose to provide engineering support, design support, and initial manufacturing commitments for Sterling.

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

         The Company has also disclosed arrangements involving distribution through Singapore for UniDyn Company products. It is estimated to be worth approximately $10,000,000 a year in product shipments. Arrangements are also currently being put into place for limited Sterling distribution in Europe, and Korea. The Company is also arranging for a major OEM placement with a USA based company.

OVERVIEW ACQUISITIONS
         To meet the objectives of its business plan and reach an economy of scale in the short-term, the Company has entered into several asset acquisition agreements. In December of 1997, the Company closed a transaction with Universal Dynamics, Inc. an Arizona corporation, for the transfer of certain assets including equipment, inventory, accounts receivable, software and other intangible assets related to the NorthStar vibration control system business. These systems are Microsoft Windows-based and have been integrated in the Company's proprietary control systems software. Currently this product is manufactured in Orem, Utah in UniDyn's Vibration Products Division, (VPD).

         The Company also entered into an agreement to acquire a 100% interest in the Derritron product of shakers and amplifiers, previously known as a United Kingdom based manufacturer of vibration shakers and amplifiers. The Company completed that acquisition in the second quarter of 1998. With this acquisition, the Company received patents, products, manufacturing equipment and an established market presence internationally. Derritron is currently 1 of only 4 shaker manufacturers worldwide with a full range of electrodynamic shakers, and has a full selection of shaker models. The Company is in the process of looking at a plant in California that will form the operations of the Derritron Products Division (DPD). The Company would like to have this division beginning operations in March 2000.

         The Company also finished the acquisition of the "Sterling" product rights from Universal Dynamics, Inc., an Arizona corporation, in the second quarter of 1998. This acquisition was completed after the "Sterling" process was discovered clear on the patent search during the second quarter.

         Based on funding, the Company is looking to expand its operations through a strategic acquisition of Avalon Manufacturing Company that will benefit the Sterling product development. The Company has sold its interest in continuing business in England to focus on forming businesses in the USA involving Sterling and Derritron products.

         The Company has also entered into an agreement Oct 1999, to purchase Avalon Manufacturing Company. Once the acquisition is complete, Avalon will be positioned as the Avalon Products Division (APD) and have Sterling mechanical engineering and initial production responsibilities. For this acquisition and additional capital needs, the

Company  has  allocated  up  to  3,000,000   shares  to  be  placed  in  private
transactions. The Company would like to have this company in place by the end of 1999.

RESULTS OF OPERATIONS
         For the three months ending September 30, 1999, the Company posted an income of $87,170 on revenues of $446,480 ($129,915 loss and $167,269 revenue for the same period in 1998). Substantially all sales were generated from the NorthStar product. NorthStar is composed of off the shelf items and has minimal assembly requirements. This was the first full quarter of the Vibration Products Division in Orem, Utah. The Directors are very pleased with the continual growth of the VPD division as it forms some of the earlier models that will be used in the Company's 3 other divisions coming on-line. (Avalon (APD), Derritron (DPD), and the newly formed UniDyn Technology Division (UTD) )

         Sales are subject to material monthly fluctuations as the Company integrates recent acquisitions, modifies operations, introduces new product lines, and modifies its existing customer base. There can be no assurance that the Company will have the capital resources necessary to complete the introduction of the Sterling Process in a timely manner in accordance with the Company's business plan. The Company is currently involved with various funding potentials for Sterling.

         Cost of Goods Sold for the three months ended September 30, 1999 were $126,979 with a resultant gross profit of $319,501 ($84,256 and $83,013 for 1998). Gross margin for the period ended September 30, 1999 was 72% (50% in
1998). As new products are introduced, including the Sterling Process, there is significant uncertainty about future gross margins relative to total sales. Gross margin percentage is highly dependent upon product prices, sales volumes, materials cost and allocation of manufacturing overhead which vary from product to product. Management has estimated the Sterling product at a 50% gross margin. That margin is expected to improve as the order volume increases with product demand.

         Selling, General and Administrative costs for the three months ended September 30, 1999 were $183,151, ($329,316 in 1998). The Company currently leases a total of about 16 people in the United States. The reduction in G&A expenses reflects management focus on engineering development for Sterling, and less on corporate overhead. Management also believes that by leasing its primary workforce, the Company has substantially reduced fixed overhead costs and provided for a larger free-cash flow for the Company's growth phase. It also allows for a better benefit base through managed 401K and health plans already established in the employee leasing companies.

         For the nine months ending September 30, 1999, the Company posted income of $163,521 on revenues of $1,199,973 ($92,600 income and $1,418,998 revenue for the same period in 1998). Substantially all sales were generated from the NorthStar product. NorthStar is composed of off the shelf items and has minimal assembly requirements. Included in income for the nine months is a $101,565 gain from the sale of the Company's European subsidiary. Sales reduction is the result of the Company focusing efforts on "Morning Star" developments for NorthStar, and redirecting efforts toward the Sterling Products. Derritron developments will be mostly put on hold until funding is directed to it through outside funding, or through additional revenues generated by "Morning Star" or Sterling.

         Cost of Goods Sold for the nine months ended September 30, 1999 were $340,891 with a resultant gross profit of $859,082 ($467,975 and $951,023 for 1998). Gross margin for the period ended September 30, 1999 was 72% (67% in
1998). Until the new products are delivered, including the Sterling Systems, there is significant uncertainty about future gross margins. Gross margin percentage is highly dependent upon product prices, sales volumes, materials cost and allocation of manufacturing overhead. The gross profit percent (%) is up in 1999 due to the Company no longer making sales through its European subsidiary which had lower profit margins than the Company.

         Selling, General and Administrative costs for the nine months ended September 30, 1999 were $737,323, ($1,075,661 in 1998).

         For the nine months ending September 30, 1999 the majority of the Company's research was conducted at the Company's Engineering and Development Center in Orem, Utah. Substantial research and development costs were incurred by Universal Dynamics for the development of the NorthStar and Sterling Process products prior to the December, 1997 asset purchase. The Company's NorthStar manufacturing along with NorthStar engineering development are both now located together in Orem, Utah.

LIQUIDITY AND CAPITAL RESOURCES
         The Company is currently seeking additional working capital for the Avalon acquisition, and to meet its short term growth planning for the Sterling system. Management believes, although there can be no assurance, that the Company will have sufficient cash needs for the next 12 months regardless of its success in attracting additional capital investment. However, management also believes that a lack of additional working capital over the remainder of the current fiscal year would substantially curtail the roll-out of the Sterling Process product line. As of September 30, 1999, the Company has approximately $356,364 in working capital.

The company has current commitments that will increase the working capital another $250,000 in the fourth quarter. The Company is also looking to increase the working capital with additional capital funding.

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

BUSINESS RISKS
         While management believes, but there can be no assurance, that the Company is sufficiently capitalized to continue operations for the remainder of the fiscal year, management is currently seeking additional capital investment to fulfill inventory requirements and outstanding purchase orders which could have a material impact on short-term growth objectives mainly involving Avalon capital and initial Sterling production requirements.

         This report contains a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future" and similar expressions identify forward- looking statements. Readers are cautioned to consider the specific risk factors described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 and not to place undue reliance on the forward- looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

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

         Products currently manufactured by the Company have also been Y2K verified. All previous Company customers have the ability to purchase both hardware and software upgrades from the Company that will certify their products as Y2K compliant. The amount of needed hardware and software depends on the associated production model in question.

ITEM 2.           LEGAL PROCEEDINGS

         Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  (a)      Exhibits
                           Financial statements as of September 30, 1999

                  (b)      Reports on Form 8-K
                           None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     UNIDYN, CORP.



Dated:   November 12, 1999
                                     Ira Gentry, President and Director

                          UNIDYN, CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                       September 30,              December 31,
                                                                           1999                       1998
ASSETS                                                                  (Unaudited)                 (Audited)
                                                                  ----------------------     --------------------
     CURRENT ASSETS
         Cash in bank                                             $               48,904     $            138,936
         Accounts receivable                                                     381,703                  245,312
         Receivable - shareholder                                                 87,150                        0
         Deferred tax benefit                                                     14,500                   14,500
         Prepaid expense                                                               0                   17,564
         Inventory                                                                37,298                   34,173
                                                                  ----------------------     --------------------

                                      TOTAL CURRENT ASSETS                       569,555                  450,485

PROPERTY, PLANT & EQUIPMENT                                                       46,201                   95,287

OTHER ASSETS
         Deferred tax benefit                                                    185,500                  196,500
         Derritron Technology                                                  4,008,400                4,008,400
                                                                  ----------------------     --------------------
                                                                               4,193,900                4,204,900
                                                                  ----------------------     --------------------
                                                                  $            4,809,656     $          4,750,672
                                                                  ======================     ====================

LIABILITIES & EQUITY
     CURRENT LIABILITIES
         Accounts payable                                         $               69,722     $            173,138
         Accrued expenses                                                              0                   47,285
         Payable - related party                                                 105,469                   90,670
         Income taxes payable                                                     38,000                       50
                                                                  ----------------------     --------------------

                                 TOTAL CURRENT LIABILITIES                       213,191                  311,143

     STOCKHOLDERS' EQUITY
         Common Stock $.001 par value:
              Authorized - 100,000,000 shares
              Issued and outstanding
              32,000,000 shares                                                   32,000                   32,000
         Additional paid-in capital                                            4,341,832                4,341,832
         Retained earnings                                                       229,219                   65,697
         Accumulated other comprehensive loss                                     (6,586)                       0
                                                                  ----------------------     --------------------

                                TOTAL STOCKHOLDERS' EQUITY                     4,596,465                4,439,529
                                                                  ----------------------     --------------------

                                                                  $            4,809,656     $          4,750,672
                                                                  ======================     ====================


                          UNIDYN, CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                               Three Months Ended                      Nine Months Ended
                                                                  September 30,                          September 30,
                                                            1999                1998               1999                1998
                                                     ------------------  -----------------   -----------------  ------------------
Net sales                                            $          446,480  $         167,269   $       1,199,973  $        1,418,998
Cost of sales                                                   126,979             84,256             340,891             467,975
                                                     ------------------  -----------------   -----------------  ------------------

                                       GROSS PROFIT             319,501             83,013             859,082             951,023

Other Income:
   Commissions                                                        0                  0                   0             212,900
   Gain on sale of subsidiary                                         0                  0             101,565                   0
                                                     ------------------  -----------------   -----------------  ------------------
                                                                      0                  0             101,565             212,900

Bad debts (adjustment)                                                0            (30,000)                  0                   0
Gain on disposal of net assets of Universal                           0            (11,388)                  0             (11,388)
General and administrative expenses                             183,151            329,316             737,323           1,075,661
                                                     ------------------  -----------------   -----------------  ------------------
                                                                183,151            287,928             737,323           1,064,273
                                                     ------------------  -----------------   -----------------  ------------------

                                  NET INCOME (LOSS)
                                BEFORE INCOME TAXES             136,350           (204,915)            223,324              99,650

Income tax expense (benefit)                                     49,180            (75,000)             59,803               7,050
                                                     ------------------  -----------------   -----------------  ------------------

                                  NET INCOME (LOSS)              87,170           (129,915)            163,521              92,600

OTHER COMPREHENSIVE LOSS
   Foreign currency translation
   adjustments                                                        0                  0              (6,586)                  0
                                                     ------------------  -----------------   -----------------  ------------------

                                TOTAL COMPREHENSIVE
                                      INCOME (LOSS)  $           87,170  $        (129,915)  $         156,935  $           92,600
                                                     ==================  =================   =================  ==================

Net income (loss) per weighted
   average share                                     $              .00  $            (.00)  $             .01  $              .00
                                                     ==================  =================   =================  ==================

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share                         32,000,000         32,000,000          32,000,000          26,762,667
                                                     ==================  =================   =================  ==================

                          UNIDYN, CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                1999               1998
                                                                         -----------------   -----------------

OPERATING ACTIVITIES
   Net income                                                            $         163,521   $          92,600
   Adjustments to reconcile net income to cash provided
     by operating activities:
       Depreciation                                                                 15,493               3,230
       Gain on Universal disposal                                                        0             (11,388)
       Bad debts                                                                         0              30,000
       Gain on subsidiary disposal                                                  (5,717)                  0
       Deferred taxes                                                               11,000            (276,000)
       Foreign currency translation                                                 (6,586)                  0
   Changes in assets and liabilities:
       Accounts receivable                                                        (190,580)             76,748
       Inventory                                                                    (3,125)              4,335
       Prepaid expenses                                                              8,486             (38,791)
       Accounts payable                                                                831              42,689
       Accrued expenses                                                            (30,958)                  0
       Payable - related party                                                      14,799                   0
       Income taxes payable                                                         37,950             263,000
                                                                         -----------------   -----------------

                                                      NET CASH PROVIDED
                                                BY OPERATING ACTIVITIES             15,114             186,423

INVESTING ACTIVITIES
   Loans                                                                           (87,150)            (28,325)
   Purchase of equipment                                                                 0             (91,119)
                                                                         -----------------   -----------------

                                                        NET CASH (USED)
                                                BY INVESTING ACTIVITIES            (87,150)           (119,444)

FINANCING ACTIVITIES
   Cash remaining with Universal                                                         0             (14,300)
   Cash remaining with former subsidiary                                           (17,996)                  0
   Loan principal payments                                                               0             (74,775)
                                                                         -----------------   -----------------


                                                     NET CASH (USED) BY
                                                   FINANCING ACTIVITIES            (17,996)            (89,075)
                                                                         -----------------   -----------------

                                                     (DECREASE) IN CASH
                                                   AND CASH EQUIVALENTS            (90,032)            (22,096)

Cash and cash equivalents at beginning of year                                     138,936             104,522
                                                                         -----------------   -----------------

                                              CASH AND CASH EQUIVALENTS
                                                       AT END OF PERIOD  $          48,904   $          82,426
                                                                         =================   =================

Cash paid for income taxes                                               $          11,772   $              50
Cash paid for interest                                                                   0               2,554

SUPPLEMENTAL INFORMATION
During the nine months ended September 30, 1998, the Company issued 14,576,000 shares of restricted common stock for Derritron technology with a value of $4,008,400. The value was based on a discounted value of free-trading stock on the date of issuance.

                          UNIDYN, CORP. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
                  Accounting Methods
                  The Company recognizes income and expenses based on the accrual method of accounting.

                  Principals of Consolidation
                  The  financial  statements  for September 30, 1999 contain the
                  accounts  of  the  Company  and  its   formerly   wholly-owned
                  subsidiary, Unidyn (Europe) Limited.

                  The financial statements for September 30, 1998 contain the accounts of the Company and Universal Dynamics, Inc. ("Universal"). Universal could be considered an entity under common control as at one time, the President of the Company and the president of Universal were the same person. Also the Company issued common stock to Universal to acquire the NorthStar operations from Universal. NorthStar is currently the main line of business for the Company. All significant intercompany transactions have been eliminated on consolidation.

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

                          UNIDYN, CORP. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 1999

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

NOTE 4:           1998 EVENTS

                  STERLING PATENT
                  During the quarter ended September 30, 1998, the Company issued 6,416,000 shares of restricted common stock, previously held as treasury stock, to acquire a patent on the Sterling Project from Universal. The patent will be amortized over fifteen years. The Sterling Project will allow the testing of printed circuit boards. Sterling will estimate the projected life of each solder connection on the printed circuit board, which will quantify the reliability of the manufactured part. The Company expects to have a working production model by the end of 1999 with sales expected in the second quarter of 2000.

                  DERRITRON TECHNOLOGY
                  Effective September 30, 1998, the Company issued 14,576,000 shares of restricted common stock, previously held as treasury stock, to acquire the technology. The technology will be amortized over five years. The Company will need to spend some money to upgrade the technology and expects sales to begin in 2000. With this acquisition, the Company receives patents, products, manufacturing equipment, and an established market presence in England and other parts of Europe.

NOTE 5:           SEGMENT INFORMATION
                  The Company's subsidiary had sales in Europe of $36,145, cost of sales of $23,926, general and administrative expenses of $90,779, and a net loss of $78,560. Included in cost of sales is $16,533 paid to the Company for inventory to sell.

NOTE 6:           SALE OF SUBSIDIARY
                  Effective April 1, 1999, the Company sold its subsidiary to its largest shareholder for $185,933. $98,783 is reflected in accounts receivable representing uncollected sales made to the former subsidiary and $87,150 is reflected as receivable - shareholder. The Company collected the $185,933 in October, 1999. No operations for the subsidiary after March 31, 1999 are reflected in the statement of operations.

NOTE 7:           WARRANTS AND OPTIONS

                  The Company granted warrants to an investment advisory firm to purchase 150,000 shares of the Company's common stock at $.50 per share after September 3, 1998. On September 3, 1998, the exercise price was above market price for the Company's stock.

                          UNIDYN, CORP. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 1999

NOTE 7:           WARRANTS AND OPTIONS (continued)

                  The Company has granted 100,000 options each to three directors to purchase stock at $.16 per share (market price on grant date). The options vest 20% on April 1, 1999, 20% on April 1, 2000, 20% on April 1, 2001, and 40% on April 1, 2002.
                  The term of the options is ten years.

                  The Company has granted 350,000 options to its technical employees to purchase stock at $.16 per share (market price on grant date). The options have the same vesting schedule as described above and have a term of ten years. The technical employees plan can grant a total of 750,000 options under the plan.