Form 10KSB
period 1999-12-31
UNIDYN CORP
filed 2000-04-13
CIK 894542

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                             -----------------

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

         Commission File No. 33-55254-31
                             -----------

                                  UNIDYN, CORP.
        (Exact name of small business issuer as specified in its charter)

         NEVADA                                         87-0438639
--------------------------------                     ---------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification Number)

1216 South 1580 West, #A
Orem, Utah                                          84058
----------------------------------------          ---------
(Address of principal executive offices)         (Zip Code)

Issuer's telephone number, including area code (801) 434-7250
                                               --------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for 1999 were $1,570,548.

As of March 21, 2000, the approximate market value of the voting stock held by non-affiliates of the registrant was $55,298,875, based on an average bid price of $3.3125 per share.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                       Outstanding as of December 31, 1999
------------------------------------        -----------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                   34,700,000 SHARES

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

     On December 31, 1997, the Company closed its transaction with Universal Dynamics. Universal Dynamics designs and manufactures vibration control systems, which are sold through multiple original equipment manufacturer (OEM) customers. These systems are Microsoft Windows based and are used with hydraulic and electrodynamic shakers.

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

     Also immediately following the first quarter of 1999, the Company discontinued its interest in the United Kingdom operation that was selling the NorthStar Vibration Control systems. The operation had first quarter losses of about $77,000. This decision was additionally supported in the Company's lack of getting operational and accounting information out of the UK, and general difficulties in managing the operation from this country. Immediately following that divestiture, the Company investigated several possibilities that would put the Derritron operations here in the USA. In the fourth quarter, the Company had arranged the startup Derritron in Riverside CA under the direction of George Pearce, former Vice President of Ling Electronics of California. George Pearce has over 25 years in the Vibration Test Equipment, and is generally considered one of the best in producing Vibration Test Equipment.

     In the Summer of 1999, the Company was successful in obtaining a 5 year contract with Japan to deliver the Sterling product. This commitment would develop to 20 Sterling units a month with the approximate price of $200,000 per unit. It is believed that the contract could bring approximately $200 Million dollars in sales for the Company.

     On 31 Dec 1999 the Company completed the acquisition of Avalon Manufacturing Company. The Company intends to have Avalon be the central point for further development and the initial manufacturing of the Sterling product. Avalon has key experience in providing like equipment used in the manufacturing of printed circuit boards. This technology, including that which is used for automatic board handling, will be integrated as needed in the Sterling Production model.

     Following that 31 Dec 1999 acquisition of Avalon, the Company began full development of the Sterling product at the Avalon facility in Phoenix, AZ. The company has attracted some prime engineering talent to the Sterling project. The product was demonstrated in the first quarter of 2000. The Sterling product is expected to begin shipments in the summer of 2000.

     As of December 31, 1999, the Company did not have any direct employees. The Company leases approximately 18 personnel for the Phoenix Avalon operation, approximately 12 personnel for the Derritron Riverside California operation, and approximately 14 personal for the UniDyn Corp. Orem Utah operations. These leased employees are not union related and provide full time services to the Company. Our relationship to the staff is satisfactory, and we do not find leasing at any extra risk in losing employees.

     The leasing relationship allows the company to focus on the product development with additional engineering talent, where the leasing company has the human resources and 401K management. Management believes that leasing employees saves the company at least one senior level position. Leasing allows the larger group of employees in the leasing company to provide better overall benefits and health insurance at a better price due to larger overall groups discounts with the health providers.

ITEM 2. Properties.

     The Company is a Nevada corporation. All leasing requirements are arranged through a separate third party on a month to month basis on an as need basis. The Company does not own any real estate property. The Avalon plant is approximately 15,000 sqft at approximately $0.45 per sqft. The Derritron Riverside plant is approximately 10,000 sqft at a cost of approximately $0.42 per sqft. The Utah Orem facility is approximately 10,000 sqft at approximately $0.42 per sqft.

     Due to the nature of the Sterling product contract, the Company intends to move the Avalon business into a larger facility in the summer or fall of 2000. This will allow for the additional room required for the Sterling product, and also room for new business relating to the Avalon core products.

ITEM 3. Legal Proceedings.

     There are no legal proceedings against the Company or its new Directors or Officers.

ITEM 4. Submission of Matters to a Vote of Security Holders.

     December 1997, a written action was adopted unanimously by the Board of Directors and by a majority of the shareholders by written consent. The action approved the change of the Company's name to UniDyn, Corp. and approved an eight-for-one forward split of the Company's stock. No matters were submitted in 1998. During April 1999, a majority of the shareholders elected Ira Gentry, John Provazek, and Don Leaver to the Board of Directors by written consent. In Nevada, a corporation's shareholders may approve actions by written consent of a majority of the shareholders. At the end of Dec 1999, the following remain: Ira Gentry as Director and Chairman, John Provazek as Director, and Dr. Don Leaver as Director. Early in Jan 2000, John Provazek accepted the full time position as Chief Operating Officer and resigned his 17 year position with United Parcel Service as Regional Operations Manager.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholders Matters.

     The Company's common stock has been traded on the over-the-counter market and is listed under the symbol UNDY on the NASD's electronic OTC Bulletin Board. The following table lists the high and low sales prices for the common stock of the Company during the most recent fiscal years:

                                          High                   Low
                                       Sales Price           Sales Price
1999     First Quarter              $             .41     $             .14
         Second Quarter                           .30                   .10
         Third Quarter                            .67                   .26
         Fourth Quarter                          2.49                   .43

                                          High                   Low
                                       Sales Price           Sales Price
1998     First Quarter              $             .57     $            .375
         Second Quarter                          1.29                   .45
         Third Quarter                          1.105                 .2175
         Fourth Quarter                           .50                   .17

     As of March 2000, there were about 900 shareholders of its common stock, but based on information with respect to the number of shareholders seeking information or to whom shareholder materials have been distributed, the Company and its transfer agent estimate that there are 2500 beneficial owners of the Company's common stock.

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

RESULTS OF OPERATION

     For the 12 months ended December 31, 1999, the Company posted earnings of $47,724 on revenues of $1,570,548 compared with earnings of $71,493 on revenues of $2,016,779 for the 12 months ended December 31, 1998. Substantially all sales were generated from the NorthStar product. NorthStar is composed of off the shelf items and has minimal assembly requirements. Included in income for the year is a $101,565 gain from the sale of the Company's European subsidiary.

     Cost of goods sold for the 12 months ended December 31, 1999 were $482,824 with a resultant gross profit of $1,087,724 ($609,694 and $1,407,085 in 1998).
Gross margin for the year ended December 31, 1999 was 69.3% (69.8% in 1998).

     Selling and general and administrative costs for the 12 months ended December 31, 1999 were $1,121,025 ($1,523,583 in 1998).

     Engineering costs related to product development were $2,412 in 1998.

     The Company believes that it will receive a sufficient stream of cash from its new business operations to meet its cash needs after the launch of its new Derritron and Sterling products. However, because the Company plans to grow in order to meet demand of the new products, the Company's capital needs increase. In the event the Company needs additional cash through this process of controlled growth and new product introduction, the Company may issue additional shares or incur indebtedness. The Company also may incur additional indebtedness in connection with its pending or future acquisitions or other transactions.

     The Company is listed on the NASD's electronic OTC Bulletin Board and trades under the symbol UNDY. The Company is generally debt-free, continues profitable, and aggressively provides technology in the quality assurance industry.

     In late 1997, and early 1998, the Company announced two important acquisitions. First was acquisition of the Universal Dynamics business in December 1997. The assets acquired included a vibration control system technology, software, and engineering development. The Universal Dynamics acquisition was completed December 31, 1997. April 2, 1998, the Company announced a second acquisition for assets used in a business known as Derritron. Upon finalizing the Derritron acquisition, the Company acquired a complete business of electrodynamic shakers, amplifiers, and supporting products. The Company, as a result of such acquisitions, is now beginning to build these Derritron shakers and offer these high quality technologies as a complete, integrated, turnkey package, significantly reducing costs to end users, and completing a total package of vibration products to the end user. The Company is expecting to patent one or more of the Derritron Vibration technologies.

     Actual Derritron operations began in Jan 2000. Actual delivered and invoiced products for the first quarter of 2000 is expected to approach $175,000.

     The Company completed the acquisition of Avalon Manufacturing Company on 31 Dec 1999. Avalon has a rich background in supplying manufacturing equipment for the Printed Circuit Board (PCB) industry. The Avalon products have a history of being supplied to Motorola and other PCB manufacturers. Avalon was purchased by the Company to provide the required manufacturing for the initial Sterling systems, and to integrate some key Avalon technology into the Sterling products. As of the 31 Dec 1999 date, Avalon had approximately $300,000 in order backlog for existing products.

     The Company in early 2000 has now successfully demonstrated key features of the Sterling technology at Avalon and is now finishing the first production model and addressing the patenting issues of "Sterling," a revolutionary quality assurance system ("QAS") for printed circuit board production. The Company has in place OEM distributors for Sterling representing over $200 million in commitments to order over the first 5 years. This however is small relative to the scope of the potential market Sterling addresses, but represents a strong beginning. Marketing information and analysis report received by the Company in early 2000 indicates that the market represents a need of over 34,000 units, and currently has a 5% growth rate. The Sterling units will be sold in the $200,000 per unit range on the average, and the gross margin should be approximately 50% COGS.

     Sterling is a leap forward for the business of assuring quality and workmanship in printed circuit board and other related manufacturing. The Company believes Sterling can be marketable to most major manufacturers of printed circuit boards. Sterling represents a significant area of expansion for the Company.

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

     Management has authorized the ability to acquire debt and/or issue shares during the startup phases of the products. Products are based on strong technology contained within the company divisions. This should allow the company to maintain a competitive advantage where nearly all the technology is contained within the existing divisions.

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

     Y2K Statement

     The Company has verified that all internal software used in the operations of the Company and related developments are Y2K compliant. The Company has experienced no problems as of March 2000 pertaining to Y2K.

     Products currently manufactured by the Company have also been Y2K verified. All previous Company customers have the ability to purchase both hardware and software upgrades from the Company which will certify their products as Y2K compliant. The amount of needed hardware and software depends on the associated production model in question. The Company products has experienced no problems as of March 2000 pertaining to Y2K.

ITEM 7. Financial Statements and Supplementary Data.

     See Item 13.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

                                    PART III

ITEM 9. Directors and Executive Officers of the Registrant.

     The following table shows the positions held by the Company's officers and directors as of December 31, 1999.

            Name              Age                Position
     Ira Gentry               44        President, CEO and Director
     Cassie Whitlock          29        Secretary-Treasurer
     Dr. Don Leaver           45        Director - Vice President,
                                        Research and Development
     John Provazek            46        Director

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

     Cassie Whitlock, Corporate Secretary/Treasurer, earned her Bachelor of Science degree in Business Management with an Accounting emphasis from Utah
Valley State College. Mrs. Whitlock has had experience in administration assistance, office management, investor relations, accounting, and human resource management.

     During March 2000, the Company was pleased to announce the additions of John Healy, formerly of AT&T, and James Corigan, formerly of IBM, to an advisory board.

ITEM 10. Executive Compensation.

     As of December 31, 1999, the Company paid Ira Gentry $ 80,500 for services rendered. The Company has made no arrangements for the remuneration of its officers and directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company's behalf in the investigation of business opportunities. There are no agreements or understandings with respect to the amount of remuneration that officers and directors are expected to receive in the future.

     The Company does not have any direct employees, as all personnel are leased. However, the two highest paid full time leased personnel are George Pearce, President of the Derritron Division at $ 120,000 per year and John Provazek, Chief Operations Officer at $ 105,000 per year.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of December 1999, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.

                                  Name and address                   Amount of                Percent
    Title of class               of beneficial owner           beneficial ownership          of class
----------------------     -------------------------------    ----------------------    ------------------
Common Stock               Technet, Inc.                                   3,000,000                  8.65
Common Stock               Ira Gentry                                       40,000(1)                 0.12
                           7410 West Peoria, #240
                           Peoria, Arizona 85345
Common Stock               Cassie Whitlock                                   5,000(2)                 0.01
                           546 East 100 North
                           Springville, Utah 84663
Common Stock               Dr. Don Leaver                                   40,000(3)                 0.12
                           3702 East Brighton Pt. Dr.
                           Sandy, Utah 84070
Common Stock               John Provazek                                   345,000(4)                 0.99
                           10119 Davies Road
                           Lake Stevens, Washington 98258
Common Stock               All Officers and                                430,000                    1.24
                           Directors as a Group

     (1) Mr. Gentry also has 160,000 options which fully vest between April, 2000 and April, 2002.
     (2) Mrs. Whitlock also has 20,000 options which fully vest between April, 2000 and April, 2002.
     (3) Dr. Leaver also has 160,000 options which fully vest between April, 2000 and April, 2002.

     (4) Mr. Provazek also has 80,000 options which fully vest between April, 2000 and April, 2002.

ITEM 12. Certain Relationships and Related Transactions.

     No officer, director, nominee for election as a director, or associate of such officer, director or nominee is or has been in debt to the Company during the last fiscal year.

                                     PART IV

ITEM 13. Exhibits and Reports on Form 8-K.

     Financial Statements and Financial Statement Schedules.

     Financial Statements - December 31, 1999 and 1998

     Reports on Form 8-K.

     No reports were filed in the fourth quarter of 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               UNIDYN, CORP.



Date: April 11, 2000           By:
                                  Ira Gentry, President, CEO and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 11, 2000           By:
                                  Ira Gentry, President, CEO and Director


Date: April 11, 2000           By:
                                  John Provazek - Director


Date: April 11, 2000           By:
                                  Don Leaver, Ph.D., Director


Date: April 11, 2000           By:
                                  Cassie Whitlock, Secretary - Treasurer

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
UniDyn, Corp. and subsidiary


We have audited the accompanying consolidated balance sheets of UniDyn, Corp. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UniDyn, Corp. and subsidiary as of December 31, 1999 and 1998, and the results of their operations, changes in stockholders' equity, and their cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.


                                                          Smith & Company
                                                    CERTIFIED PUBLIC ACCOUNTANTS


Salt Lake City, Utah
March 20, 2000


         10 West 100 South, Suite 700o Salt Lake City, Utah 84101-1554
              Telephone: (801) 575-8297o Facsimile: (801) 575-8306
                       E-mail: smith&co@smithandcocpa.com
          Members: American Institute of Certified Public Accountants
               o Utah Association of Certified Public Accountants

                          UNIDYN, CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                     December 31,
                                                                1999                  1998
                                                        -----------------     -----------------
             ASSETS
CURRENT ASSETS
         Cash in bank                                   $         461,239     $         138,936
         Accounts receivable                                      431,857               245,312
         Stock subscription (Note 18)                             207,000                     0
         Deferred tax benefit (Note 7)                             14,500                14,500
         Prepaid expense                                           11,850                17,564
         Inventory (Note 1)                                       333,551                34,173
                                                        -----------------     -----------------

                      TOTAL CURRENT ASSETS                      1,459,997               450,485

PROPERTY, PLANT & EQUIPMENT (Note 3)                              560,642                95,287

OTHER ASSETS
         Sterling Patent (Note 10)                                      0                     0
         Deposits and other                                         8,184                     0
         Goodwill (Note 19)                                     1,266,105                     0
         Deferred tax benefit (Note 7)                            181,500               196,500
         Derritron Technology (Note 11)                         4,008,400             4,008,400
                                                        -----------------     -----------------
                                                                5,464,189             4,204,900
                                                        -----------------     -----------------

                                                        $       7,484,828     $       4,750,672
                                                        =================     =================

             LIABILITIES & EQUITY
CURRENT LIABILITIES
         Accounts payable                               $         290,485     $         173,138
         Payable - related party (Note 5)                         119,369                90,670
         Accrued expenses                                          31,835                47,285
         Loans payable (Note 6)                                   314,680                     0
         Deposits                                                  21,956                     0
         Income taxes payable                                           0                    50
                                                        -----------------     -----------------

                      TOTAL CURRENT LIABILITIES                   778,325               311,143

STOCKHOLDERS' EQUITY
         Common Stock $.001 par value:
          Authorized - 100,000,000 shares
          Issued and outstanding 34,700,000 shares
             (32,000,000 in 1998)                                  34,700                32,000
         Additional paid-in capital                             6,558,382             4,341,832
         Retained earnings                                        120,007                65,697
         Accumulated other comprehensive loss                      (6,586)                    0
                                                        -----------------     -----------------

                      TOTAL STOCKHOLDERS' EQUITY                6,706,503             4,439,529
                                                        -----------------     -----------------

                                                        $       7,484,828     $       4,750,672
                                                        =================     =================

See Notes to Consolidated Financial Statements.

                          UNIDYN, CORP. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                                                                            Year ended
                                                                                            December 31,
                                                                                      1999              1998
                                                                                   -------------  --------------
Net sales                                                                          $   1,570,548  $    2,016,779
Cost of sales                                                                            482,824         609,694
                                                                                   -------------  --------------

                      GROSS PROFIT                                                     1,087,724       1,407,085

Other Income
         Commissions                                                                           0         212,900
         Gain on disposal of net assets of subsidiary/Universal                          101,565          11,388
                                                                                   -------------  --------------
                                                                                         101,565         224,288

General & administrative expenses:
         Accounting/legal                                                                 41,482          91,705
         Advertising/promotion                                                            16,018          33,165
         Amortization and depreciation                                                    18,617           8,970
         Bad debts                                                                         1,000               0
         Bank charges                                                                      6,166           6,320

         Commissions/consulting                                                           17,140          47,888
         Engineering                                                                           0           2,412
         Interest expense                                                                 11,318           2,544
         Office expense                                                                   29,707          14,890

         Payroll taxes and benefits                                                       15,225          29,300
         Professional services                                                             1,000          16,562
         Property taxes                                                                    9,846               0
         Rent                                                                             78,801          49,380
         Repairs and maintenance                                                           4,354          26,592

         Salaries/employee leasing                                                       758,662       1,006,552
         Telephone                                                                        22,672          30,453
         Travel                                                                           46,134          93,438
         Utilities                                                                         6,826           7,174
         Vehicle expense                                                                  25,428          43,072
         Miscellaneous                                                                    10,629          13,166
                                                                                   -------------  --------------
                                                                                       1,121,025       1,523,583

                          NET INCOME BEFORE INCOME TAXES                                  68,264         107,790

Income tax expense                                                                        13,954          36,297
                                                                                   -------------  --------------

                          NET INCOME                                                      54,310          71,493
OTHER COMPREHENSIVE LOSS
         Foreign currency translation adjustments                                         (6,586)              0
                                                                                   -------------  --------------

                          TOTAL COMPREHENSIVE INCOME                               $      47,724  $       71,493
                                                                                   =============  ==============


Net income per weighted average share                                              $         .00  $          .00
                                                                                   =============  ==============


Weighted average number of common shares used to compute
 net income per weighted average share                                                32,014,877      31,280,000
                                                                                   =============  ==============




See Notes to Consolidated Financial Statements.

                          UNIDYN, CORP. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                    Accumulated
                                                          Common Stock             Additional       Retained           other
                                                        Par Value $0.001             Paid-in        Earnings       Comprehensive
                                                    Shares          Amount           Capital        (Deficit)          Loss
                                                 -------------  -------------     -------------  -------------  ------------------
Balances at 12/31/97                                30,560,000  $      30,560     $     509,621  $      (5,796) $               0
   Reclassification of treasury stock                1,440,000          1,440          (176,356)
   Former treasury stock issued for assets                                            4,008,400
   Capital of subsidiary                                                                    167
Net income for year                                                                                     71,493
                                                 -------------  -------------     -------------  -------------  ------------------

Balances at 12/31/98                                32,000,000         32,000         4,341,832         65,697                   0
   Issued for services at $.16                         130,000            130            20,670
   Sold for $.40                                     1,005,000          1,005           400,995
   Sold for $1.00                                      565,000            565           564,435
   Capital raising costs                                                               (145,050)
   Issued for assets                                   300,000            300           399,700
   Issued for Avalon subsidiary                        700,000            700           975,800
   Foreign currency translation adjustments                                                                                 (6,586)
Net income for year                                                                                     54,310
                                                 -------------  -------------     -------------  -------------  ------------------

Balances at 12/31/99                                34,700,000  $      34,700     $   6,558,382  $     120,007  $           (6,586)
                                                 =============  =============     =============  =============  ==================




See Notes to Consolidated Financial Statements.

                          UNIDYN, CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Year ended
                                                                                         December 31,
                                                                                    1999              1998
                                                                               --------------    --------------
OPERATING ACTIVITIES
   Net income                                                                  $       54,310    $       71,493
   Adjustments to reconcile net income to cash
     provided by operating  activities:
       Gain on Universal disposal                                                           0           (11,388)
       Gain on subsidiary disposal                                                     (5,717)                0
       Amortization and depreciation                                                   18,617             8,970
       Stock issued for expenses                                                       20,800                 0
       Bad debts                                                                            0            30,000
       Foreign currency translation                                                    (6,586)                0
       Deferred taxes                                                                  15,000          (211,000)
   Changes in assets and liabilities:
       Inventory                                                                      (11,889)           20,018
       Accounts receivable                                                           (137,825)          (86,839)
       Prepaid expense                                                                 (3,364)          (55,990)
       Accrued expenses                                                                (5,958)           47,285
       Income taxes payable                                                               (50)          234,050
       Payable - related party                                                         28,699                 0
       Accounts payable                                                               135,531           234,033
                                                                               --------------    --------------

                                    NET CASH PROVIDED BY OPERATING ACTIVITIES         101,568           280,632

INVESTING ACTIVITIES
   Purchase of equipment                                                               (7,065)         (128,985)
   Goodwill                                                                          (369,970)                0
   Avalon acquisition                                                                (144,869)                0
   Loans                                                                                    0           (28,325)
                                                                               --------------    --------------

                                        NET CASH USED BY INVESTING ACTIVITIES        (521,904)         (157,310)

FINANCING ACTIVITIES
   Cash remaining with Universal                                                            0           (14,300)
   Cash from subsidiary                                                                   635                 0
   Cash to former subsidiary                                                          (17,996)                0
   Loan repayments                                                                          0           (74,775)
   Capital of subsidiary                                                                    0               167
   Sale of stock                                                                      760,000                 0
                                                                               --------------    --------------

                             NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES         742,639           (88,908)
                                                                               --------------    --------------

                                        INCREASE IN CASH AND CASH EQUIVALENTS         322,303            34,414

   Cash and cash equivalents at beginning of year                                     138,936           104,522
                                                                               --------------    --------------

                                       CASH & CASH EQUIVALENTS AT END OF YEAR  $      461,239    $      138,936
                                                                               ==============    ==============

Cash paid for:
   Interest                                                                    $          468    $        2,544
   Taxes                                                                                  380                50


See Notes to Consolidated Financial Statements.

                          UNIDYN, CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 1:       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
              Accounting Methods
              The Company recognizes income and expenses based on the accrual method of accounting.

              Principals of Consolidation
              The balance sheet for 1999 contains the accounts of the Company and its wholly-owned subsidiary, Avalon Manufacturing Co. which was acquired on December 31, 1999. The statement of operations for 1999 contains the accounts of the Company and its formerly owned subsidiary, Unidyn (Europe) Limited for the first three months of 1999. Unidyn (Europe) was sold to the Company's major shareholder on April 1, 1999.

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

              Inventory
              Inventory consists of items for resale and is valued at the lower of cost (first-in, first-out basis) or market. At December 31, 1999 finished goods are $173,101, raw materials are $149,933 and work in process is $10,517.

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

              Earnings per share
              Earnings per common and common equivalent share is computed by dividing net earnings by the weighted average common shares outstanding during each year.

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

                          UNIDYN, CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 1999 and 1998

NOTE 1:       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)
              Stock Options
              The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
              25) and related interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under Financial Accounting Standards Board ("FASB") FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS 123).

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

NOTE 3:       PROPERTY, PLANT, AND EQUIPMENT
              Property, plant, and equipment as of December 31, 1999 and 1998 are summarized as follows:

                                                                      Accumulated            Net Book Value
                                                        Cost         Depreciation          1999          1998
                                                   -------------  ------------------  -------------  -------------
                      Vehicles                     $      60,358  $           12,590  $      47,768  $      47,840
                      Computers & Equipment               45,319               1,551         43,768          4,991
                      Machinery and Equipment            440,000                   0        440,000              0
                      Furniture & Fixtures                26,141                 535         25,606         36,001
                      Leasehold Improvements               3,500                   0          3,500          6,455
                                                   -------------  ------------------  -------------  -------------
                                                   $     575,318  $           14,676  $     560,642  $      95,287
                                                   =============  ==================  =============  =============

              Depreciation expense is calculated under straight-line and accelerated methods based on the estimated service lives of depreciable assets. Depreciation expense for the year ended December 31, 1999 amounted to $18,617, ($8,970 in 1998).

NOTE 4:       RELATED PARTY TRANSACTIONS
              During 1998, the Company received $216,000 from Universal. The amount was reimbursement for expenses paid by the Company on behalf of Universal. The amount is reflected as a reduction of general and administrative expenses on the Company's books and eliminated on consolidation.

NOTE 5:       PAYABLE - RELATED PARTY
              At December 31, 1999, the Company owes $119,369 to Universal for cash advanced to the Company and expenses paid for the Company after Universal stopped being consolidated with the Company. The $119,369 includes $10,850 of accrued interest.

NOTE 6:       LOANS PAYABLE
              Loans payable at December 31, 1999 and 1998 are as follows:

                                                                            Principal Balances
                                                                      1999                      1998
                                                Interest                    Long-                      Long-
                                                  Rate        Current       term         Current       term
                                               -----------  -----------  -----------  -----------  -----------
                  Capital leases                    13.32%  $     2,680  $         0  $         0  $         0
                  Kenney Ventures(1)                 12.0%      312,000            0            0            0
                                                            -----------  -----------  -----------  -----------
                                                            $   314,680  $         0  $         0  $         0
                                                            ===========  ===========  ===========  ===========
                  (1) repaid in March, 2000.

                          UNIDYN, CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 1999 and 1998

NOTE 7:       INCOME TAXES
              Components of income tax are as follows:

                                       1999           1998
                                  -------------   -------------
                    Current
                      Federal     $      (1,096)  $      13,197
                      State                  50              50
                                  -------------   -------------
                                         (1,046)         13,247
                    Deferred             15,000          23,050
                                  -------------   -------------
                                  $      13,954   $      36,297
                                  =============   =============

              A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes is as follows:

                                                                         1999           1998
                                                                     -------------  -------------
                    Income tax computed at Federal statutory
                      tax rate                                       $      23,210  $      36,649
                    Deferred taxes and other                                (9,306)             0
                    Tax associated with fiscal tax year for
                      Universal and graduated federal rates *                    0           (402)
                    State taxes (net of federal benefit)                        50             50
                                                                     -------------  -------------
                                                                     $      13,954  $      36,297
                                                                     =============  =============

                    * The  Company  and  Universal  are  not  eligible  to  file consolidated income tax returns.

              The significant component of the Company's deferred tax asset for income taxes consists of the following:

                      Current deferred tax asset
                         Basis of patent for tax purposes  $      14,500
                                                           =============

                      Long-term deferred tax asset
                         Basis of patent for tax purposes  $     181,500
                                                           =============

NOTE 8:       COMMITMENTS AND CONTINGENCIES
              The Company has a month-to-month lease on the buildings in Utah where it operates. The approximate monthly amount is $4,165. The Company's subsidiary rents office space in Arizona for $5,685 per month. The lease expires October 31, 2000. The Company also rents space in California on a month-to-month lease for $4,727 per month. Future expected lease payments on the buildings are as follows:


                         Year ending December 31, 2000    $      56,850
                                                          =============

              Rent expense for the buildings in 1999 was $78,801 and $49,380 in 1998.

              Included in vehicle expense for 1998 is $21,557 related to the former subsidiary's leases.

NOTE 9:       MAJOR CUSTOMERS
              Sales to three customers represented 48.5%, 21.34%, and 13.04% during the year ended December 31, 1999. As of December 31, 1999, accounts receivable from these three customers represented 15.37%, 15.07%, and 20.72%, respectively.

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

              The Sterling Project will allow the testing of printed circuit boards and other general electronic devices. Sterling will allow the electronics manufacturer to access the workmanship of their manufactured electronics and improve the estimated projected life of the printed circuit board

                          UNIDYN, CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 1999 and 1998

NOTE 10:      STERLING PATENT (continued)
              or other items under test. Sterling will reduce the manufacturer warranty return rate. Estimates show that the manufacturer can improve the warranty return rate down to perhaps 1 percent based on workmanship errors. Sterling will actually quantify the reliability of the manufactured part and indicate the workmanship areas of concern, even though the electronics pass functional testing.

              The Company has current arrangements with IEC Electronics (IECE) of New York to review the product for contract manufacturing at one of their facilities. The Company expects to have a working production model by the end of 1999 with sales expected in 2000.

NOTE 11:      DERRITRON TECHNOLOGY
              Effective June 30, 1998, the Company issued 14,576,000 shares of restricted common stock, previously held as treasury stock, to acquire the business and associated technology known as Derritron. Derritron is a well known business involving vibration shakers and other related technology. This technology is perfectly integrated with the NorthStar vibration control systems acquired from Universal Dynamics. The technology will be amortized over 15 years. The Company will need to spend some money to arrange for production of such a massive product line, even in its reduced set. The Company expects sales to begin in early 2000 pending current negotiations with previous Derritron suppliers, and various worldwide distributors. With this acquisition, the Company receives patent, products, know how, drawings, trade name, manufacturing equipment, and an established market presence in England and other parts of Europe, Asia, South America, India, and China.

NOTE 12:      DISCONTINUATION OF CONSOLIDATION WITH UNIVERSAL
              Effective July 1, 1998, the Company acquired the remaining inventory of Universal. This left Universal with no operations. Universal intends to explore new business operations apart from the Company and these new operations will not be consolidated with the Company.

NOTE 13:      OPTIONS
              The Company has granted 100,000 options to all three directors to purchase stock at $.16 per share (average price between bid and ask on 02 April 1999). The options vest 20% for the first three years beginning the first full year 02 April 1999, and 40% for the last year. Option documents were issued April 1999 with the first 20% vesture. Under the Black-Sholes model, the granted but unexercised 240,000 options have a value of about $38,000.

              The Company has granted a total of 750,000 options for engineering and other direct company authorized members. Currently the board members authorized 350,000 of these shares to be optioned at an exercise price of $.16 per share (average price between bid and ask 02 April 1999). The options vest 20% for the first three years beginning the first full year 02 April 1999, and 40% for the last year. Option documents were issued April 1999 with the first 20% vesture. Under the Black-Sholes model, the granted but unexercised 280,000 options have a value of about $45,000. Compensation expense of $20,820 has been recorded for the year ended December 31, 1999.

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

              In consideration for the NorthStar assets, and to publicly disclose its shares for the pending acquisitions, the Company issued 3,000,000 authorized but unissued shares of its common stock, with the following distribution. Universal Dynamics, Inc. received 982,000 shares for the NorthStar product and for the Sterling technology. The structure was concluded

                          UNIDYN, CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 1999 and 1998

NOTE 14:      1997 EVENTS (continued)
              December 31, 1997 with the remaining shares being issued in the second quarter of 1998 for all rights in the Sterling product. Other interested parties received 196,000 shares.

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

NOTE 15:      FORWARD STOCK SPLIT
              Effective December 3, 1997, pursuant to written action adopted unanimously by the Board of Directors and a majority of the shareholders, the Company changed its name to UniDyn, Corp., and approved an eight-for-one forward stock split on the Company's common stock as follows: each outstanding share was converted into eight shares. Before the change, the Company was authorized to issue 100,000,000 shares of $.001 par value common stock; after the forward stock split the Company shall continue to be authorized to issue 100,000,000 shares of $.001 par value common stock. The number of outstanding shares of common stock affected by the forward split was 4,000,000. The number of issued and outstanding shares of common stock of the Company after the forward stock split was 32,000,000.

NOTE 16:      SEGMENT INFORMATION
              In 1999, the Company's subsidiary had sales in Europe of $36,145, cost of sales of $23,926, general and administrative expenses of $90,779, and a net loss of $78,560. Included in cost of sales is $16,533 paid to the Company for inventory to sell.

              In 1998, the Company's subsidiary had sales in Europe of $219,157, cost of sales of $73,497, general and administrative expenses of $162,245 and a net loss of $16,585. Included in cost of sales is $58,500 paid to the Company for inventory to sell.

              In 1999, the Company had sales in foreign countries of $883,964 as follows: Europe $62,621, Asia $820,285, and Canada $1,058.

NOTE 17:      ACQUISITION OF AVALON
              Effective December 31, 1999, the Company acquired Avalon Manufacturing Co. as a wholly- owned subsidiary in a purchase transaction. Consideration paid was $1,658,470 which consisted of cash of $369,970, 700,000 shares of common stock valued at $976,500, and a promissory note in the amount of $312,000.

                          UNIDYN, CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 1999 and 1998

NOTE 18:      1999 STOCK SALES
              During 1999, 1,005,000 units were sold at $.40 per unit. Each unit consisted of one share of the Company's common stock, one Series A warrant to purchase .25 shares of common stock at $.60 per share until May 31, 2000 and one Series B warrant to purchase .25 shares of common stock at $1.20 per share until November 30, 2000. Using the Black-Sholes model, the warrants have a value of about $58,000.

              The Company also sold 565,000 units at $1.00 per unit. Each unit consisted of one share of the Company's common stock, one Series A warrant to purchase .20 shares of common stock at $1.25 per share until June 30, 2000 and one Series B warrant to purchase .20 shares of common stock at $1.75 per share until December 31, 2000. Using the Black-Sholes model, the warrants have a value of about $85,000.

              At December 31, 1999, $207,000 was due from the sale of the above mentioned units. The $207,000 was received prior to the issuance of these financial statements.

NOTE 19:      GOODWILL
              Goodwill relates to the acquisition of Avalon and will be amortized over fifteen years. The Company assigned some of the excess purchase price to property, plant, and equipment. The Company determined there were no other intangible assets to record, and thus recorded goodwill for the balance of the excess of purchase price over net assets acquired.

NOTE 20:      PRO FORMA INFORMATION
              See the following unaudited pro forma consolidated condensed statement of operations and comprehensive income which assumes the entities were together as of the beginning of the period presented.

                          UNIDYN, CORP. AND SUBSIDIARY
                   UNAUDITED PRO FORMA CONSOLIDATED CONDENSED
                           STATEMENT OF OPERATIONS AND
                              COMPREHENSIVE INCOME


                                                                  Unidyn         Avalon          Pro Forma         Consolidated
                                                                 12/31/99      12/31/99(1)   Adjustments             Pro Forma
                                                              -------------  -------------   -----------------  ------------------
Net sales                                                     $   1,570,548  $     979,654   $                  $        2,550,202
Cost of sales                                                       482,824        377,238                                 860,062
                                                              -------------  -------------   -----------------  ------------------

                                                GROSS PROFIT      1,087,724        602,416                               1,690,140

Other Income
   Gain on disposal of net assets of subsidiary                     101,565              0                                 101,565
                                                              -------------  -------------   -----------------  ------------------
                                                                    101,565              0                                 101,565

General & administrative expenses:
   Accounting/legal                                                  41,482         52,951                                  94,433
   Advertising/promotion                                             16,018              0                                  16,018
   Amortization and depreciation                                     18,617         26,507            84,407(2)            129,531
   Bad debts                                                          1,000          4,500                                   5,500
   Bank charges                                                       6,166            305                                   6,471

   Commissions/consulting                                            17,140         25,068                                  42,208
   Insurance                                                              0          7,648                                   7,648
   Interest expense                                                  11,318         18,109                                  29,427
   Office expense                                                    29,707              0                                  29,707
   Payroll taxes and benefits                                        15,225         51,703                                  66,928

   Professional services                                              1,000          4,070                                   5,070
   Property taxes                                                     9,846          3,595                                  13,441
   Rent                                                              78,801         56,884                                 135,685
   Repairs and maintenance                                            4,354          3,843                                   8,197
   Salaries/employee leasing                                        758,662        253,598                               1,012,260

   Sales and marketing                                                    0         41,765                                  41,765
   Settlement costs                                                       0         40,000                                  40,000
   Supplies                                                               0         16,038                                  16,038
   Telephone                                                         22,672          8,368                                  31,040
   Travel                                                            46,134              0                                  46,134

   Utilities                                                          6,826          8,304                                  15,130
   Vehicle expense                                                   25,428              0                                  25,428
   Miscellaneous                                                     10,629         12,909                                  23,538
                                                              -------------  -------------   -----------------  ------------------
                                                                  1,121,025        636,165              84,407           1,841,597

                       NET INCOME (LOSS) BEFORE INCOME TAXES         68,264        (33,749)            (84,407)            (49,892)

Income tax expense                                                   13,954              0                                  13,954
                                                              -------------  -------------   -----------------  ------------------

                                           NET INCOME (LOSS)         54,310        (33,749)            (84,407)            (63,846)
OTHER COMPREHENSIVE LOSS
   Foreign currency translation adjustments                          (6,586)             0                                  (6,586)
                                                              -------------  -------------   -----------------  ------------------

                           TOTAL COMPREHENSIVE INCOME (LOSS)  $      47,724  $     (33,749)  $         (84,407) $          (70,432)
                                                              =============  =============   =================  ==================


Net income (loss) per weighted average share                  $         .00  $     (112.50)                     $             (.00)
                                                              =============  =============                      ==================

Weighted average number of common shares used to
   compute net income (loss) per weighted average
   share                                                         32,014,877            300                              32,712,959
                                                              =============  =============                      ==================

   (1) Ten months - Avalon had a February year end
   (2) Amortization of goodwill