Form 10QSB
period 2000-03-31
UNIDYN CORP
filed 2000-05-15
CIK 894542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    March 31, 2000
                                   --------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-31
                    ---------------

                                  UNIDYN, CORP.
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                          87-0438639
-------------------------------               ------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)                          Number)


1216 South 1580 West, #A
Orem, Utah                                           84058
----------------------------------------         --------------
(Address of principal executive offices)            (Zip Code)


Issuer's telephone number, including area code:      (801) 434-7250
                                                     --------------

         Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding as of March 31, 2000
------------------------------------        ----------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                 35,102,500 SHARES

                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                         UNIDYN, CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                         March 31,                December 31,
                                                                           2000                       1999
                                                                  ----------------------     ---------------------
ASSETS                                                                  (Unaudited)                 (Audited)
   CURRENT ASSETS
     Cash in bank                                                 $            1,067,531     $             461,239
     Accounts receivable                                                         412,546                   431,857
     Stock subscription                                                                0                   207,000
     Deferred tax benefit                                                         14,500                    14,500
     Prepaid expense                                                              11,850                    11,850
     Receivable - employees                                                       30,557                         0
     Inventory                                                                   371,736                   333,551
                                                                  ----------------------     ---------------------

                                            TOTAL CURRENT ASSETS               1,908,720                 1,459,997

PROPERTY, PLANT & EQUIPMENT                                                      558,758                   560,642

OTHER ASSETS
     Deposits and other                                                            8,184                     8,184
     Goodwill (less amortization of $21,100)                                   1,245,005                 1,266,105
     Deferred tax benefit                                                        181,500                   181,500
     Derritron Technology (less amortization
       of $22,269)                                                             3,986,131                 4,008,400
                                                                  ----------------------     ---------------------
                                                                               5,420,820                 5,464,189
                                                                  ----------------------     ---------------------

                                                                  $            7,888,298     $           7,484,828
                                                                  ======================     =====================

LIABILITIES & EQUITY
   CURRENT LIABILITIES
     Accounts payable                                             $              207,705     $             290,485
     Accrued expenses                                                             31,576                    31,835
     Loans payable                                                                     0                   314,680
     Deposits                                                                        421                    21,956
     Payable - related party                                                      89,619                   119,369
                                                                  ----------------------     ---------------------

                                       TOTAL CURRENT LIABILITIES                 329,321                   778,325

   LONG-TERM LIABILITIES
     Long-term debt and interest - related party                               1,002,300                         0
                                                                  ----------------------     ---------------------

                                               TOTAL LIABILITIES               1,331,621                   778,325

   STOCKHOLDERS' EQUITY
     Common Stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding 35,102,500 shares                                   35,103                    34,700
         (34,700,000 in 1999)
     Additional paid-in capital                                                6,882,030                 6,558,382
     Retained earnings (deficit)                                                (353,870)                  120,007
     Accumulated other comprehensive loss                                         (6,586)                   (6,586)
                                                                  ----------------------     ---------------------

                                      TOTAL STOCKHOLDERS' EQUITY               6,556,677                 6,706,503
                                                                  ----------------------     ---------------------

                                                                  $            7,888,298     $           7,484,828
                                                                  ======================     =====================

                         UNIDYN, CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)



                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                2000               1999
                                                                         -----------------   -----------------
Net sales                                                                $         698,646   $         401,200
Cost of sales                                                                      340,978             121,588
                                                                         -----------------   -----------------

                                                           GROSS PROFIT            357,668             279,612

General and administrative expenses                                                831,545             317,055
                                                                         -----------------   -----------------
                                                                                   831,545             317,055
                                                                         -----------------   -----------------

                                                      NET INCOME (LOSS)
                                                    BEFORE INCOME TAXES           (473,877)            (37,443)

Income tax expense                                                                       0               4,564
                                                                         -----------------   -----------------

                                                      NET INCOME (LOSS)           (473,877)            (42,007)

OTHER COMPREHENSIVE LOSS
   Foreign currency translation adjustments                                              0              (6,586)
                                                                         -----------------   -----------------

                                      TOTAL COMPREHENSIVE INCOME (LOSS)  $        (473,877)  $         (48,593)
                                                                         =================   =================

Net income (loss) per weighted average share                             $            (.01)  $            (.00)
                                                                         =================   =================

Weighted average number of common shares used to
   compute net income (loss) per weighted average share                         34,901,250          32,000,000
                                                                         =================   =================

                         UNIDYN, CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                2000               1999
                                                                         -----------------   -----------------

OPERATING ACTIVITIES
   Net income (loss)                                                     $        (473,877)  $         (42,007)
   Adjustments to reconcile net income (loss) to cash provided
     (required) by operating activities:
       Depreciation and amortization                                                58,026               3,602
       Non-cash interest expense                                                    54,500                   0
       Deferred taxes                                                                    0               1,604
       Foreign currency translation                                                      0              (6,586)
   Changes in assets and liabilities:
       Accounts receivable                                                         (11,246)             99,572
       Inventory                                                                   (38,185)               (327)
       Prepaid expenses                                                                  0               4,643
       Accounts payable                                                            (82,780)            (88,360)
       Accrued expenses                                                               (259)            (30,958)
       Payable - related party                                                     (31,950)             14,799
       Deposits                                                                    (21,535)                  0
       Income taxes payable                                                              0                 (50)
                                                                         -----------------   -----------------

                                           NET CASH PROVIDED (REQUIRED)
                                                BY OPERATING ACTIVITIES           (547,306)            (44,068)

INVESTING ACTIVITIES
   Purchase of equipment / cost adjustment                                         (12,773)              8,699
                                                                         -----------------   -----------------

                                              NET CASH PROVIDED  (USED)
                                                BY INVESTING ACTIVITIES            (12,773)              8,699

FINANCING ACTIVITIES
   Sale of common stock                                                            531,051                   0
   Loan principal payments                                                        (314,680)                  0
   Loan proceeds                                                                   950,000                   0
                                                                         -----------------   -----------------

                                            NET CASH PROVIDED (USED) BY
                                                   FINANCING ACTIVITIES          1,166,371                   0
                                                                         -----------------   -----------------

                                            INCREASE (DECREASE) IN CASH
                                                   AND CASH EQUIVALENTS            606,292             (35,369)

Cash and cash equivalents at beginning of year                                     461,239             138,936
                                                                         -----------------   -----------------

                                              CASH AND CASH EQUIVALENTS
                                                       AT END OF PERIOD  $       1,067,531   $         103,567
                                                                         =================   =================

Cash paid for income taxes                                               $               0   $           2,960
Cash paid for interest                                                                 427                   0


                         UNIDYN, CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
                  Accounting Methods
                  The Company recognizes income and expenses based on the accrual method of accounting.

                  Principals of Consolidation
                  The financial statements for March 31, 2000 contain the accounts of the Company and its wholly-owned subsidiaries Derritron and Avalon Manufacturing Co.

                  The  financial  statements  for March  31,  1999  contain  the
                  accounts  of  the  Company  and  its  former   wholly-   owned
                  subsidiary, Unidyn (Europe) Limited.

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

                         UNIDYN, CORP. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2000

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

                  The  Company  has current  arrangements  with IEC  Electronics
                  (IECE) of New York to review the product for contract manufacturing at one of their facilities. The Company expects to have sales later in 2000.

NOTE 5:           DERRITRON TECHNOLOGY
                  Effective June 30, 1998, the Company issued 14,576,000 shares of restricted common stock, previously held as treasury stock, to acquire the business and associated technology known as Derritron. Derritron is a well known business involving vibration shakers and other related technology. This technology is perfectly integrated with the NorthStar vibration control systems acquired from Universal Dynamics. The technology will be amortized over 15 years. The Company will need to spend some money to arrange for production of such a massive product line, even in its reduced set. The
                  Company is now making sales of this product. With this acquisition, the Company receives patent, products, know how, drawings, trade name, manufacturing equipment, and an established market presence in England and other parts of Europe, Asia, South America, India, and China.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "BUSINESS RISKS". SEE ALSO THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1999.

OVERVIEW

         UniDyn, Corp. (referred to as "UniDyn" or the "Company") was incorporated in the State of Utah in 1986 as Macaw Capital, Inc. and was reincorporated in 1993 in the State of Nevada. In December of 1997, Macaw Capital, Inc. acquired a portion of the assets of Universal Dynamics, Inc., a private manufacturer of environmental vibration testing equipment formed in December 1989, and was renamed UniDyn, Corp. The Common Shares of UniDyn, Corp. are currently traded on the NASDAQ OTCBB under the symbol "UNDY".

         The business of the Company is focused on developing, manufacturing, assembling and distributing specialized engineering products. The current product lines, including the vibration stress screening ("VSS") machinery manufactured under the NorthStar and Derritron brands and the on-line inspection products being developed at the Avalon facility as the Sterling Product are directed principally to testing electronic and mechanical components and providing on-line quality control testing for printed circuit boards. In January 2000, the Company introduced and recognized its first revenues from the Derritron line of products and expects to introduce the Sterling Product line during the third quarter of 2000. In addition to these product introductions, the Company plans to continue its emphasis on developing and distributing specialized engineering and testing products and to also consider ancillary technology opportunities that build on its existing capacity as a builder of manufacturing equipment as well as its engineering and testing capacities.

         On December 31, 1999 the Company completed the acquisition of Avalon Manufacturing Company, a private entity based in Phoenix, Arizona, with significant experience in providing the equipment for the manufacture of printed circuit boards. The Company is focusing the development and initial manufacturing of the Sterling Product line at the Avalon facility. The Avalon technology, including its automatic board handling machinery will be integrated in the Sterling production process. The availability of the Avalon facility, staff, and assets has been an important factor in allowing the Company to accelerate the Sterling project and to attract engineers and other technical personnel for the project.

         The Company's traditional core business, through its NorthStar brand and more recently through the Derritron and Avalon lines, offers vibration testing and VSS products that are used to check the integrity of printed circuit boards and other components for automotive and electronics applications. The NorthStar vibration control system uses a Microsoft-based Windows product acquired in 1997 which is fully integrated into the Company's proprietary control system software package. The NorthStar and Derritron products include the vibration hardware or "shaker" units which mechanically vibrate the test platform, the vibration control system which measures output and regulates shaker intensity, and the amplifier unit which provides power to the shaker unit. The VSS products are marketed directly by the Company under the trade name Derritron, and are also manufactured by the Company on an OEM basis and offered for repackaging and sale for use in the aerospace, automotive and semiconductor industries.

         In a production environment, the VSS test equipment can identify latent defects not readily recognizable through visual inspection or during the development and design process. The use of on-line VSS testing for electronic and mechanical components, such as printed circuit boards, saves rework time during production, reduces warranty exposure and can enhance product quality and longevity. VSS is most effective in detecting intermittent defects such as loose connections, broken parts, cracked traces, poor solder joints and mechanical flaws.

         Through 1999, essentially all of the Company's revenues came from its NorthStar line. Early in 1998, the Company acquired the production, engineering, patents, drawings and intellectual property and other rights and assets for the shaker and amplifiers, which had been manufactured in England for more than 30 years under the trade name Derritron. At the time of the Company's acquisition of Derritron, the active production of the Derritron line had been suspended by the prior owners. During 1999, the Derritron operations were reorganized at a facility in Riverside, California; production at the plant commenced on January 2, 2000 and the first shipments of the Company's Derritron products were made in the first quarter of 2000. During the end of the first quarter and in April, 2000, the Company transferred its NorthStar production to the Riverside facility to allow the Company to offer turnkey vibration test products from its Riverside facility.

         Currently, the transfer of the NorthStar product into the Derritron operations in Riverside, California is complete and the Company is completing its pre-production and commercial developments efforts for the Sterling Product line at its Avalon facility, the underlying aspects of which were originally acquired from Universal Dynamics in 1998. Management anticipates that commercial production of the Sterling Product line will be undertaken during the summer of 2000 with delivery of the first products scheduled for the third quarter of this year. The Sterling Product has been designed as a stand alone piece of equipment that will provide for a fully integrated, on-line quality control testing of printed circuit boards. The Company expects to offer the product principally on an OEM basis, with first introductions anticipated to be made through a Japanese consortium. Initial production commitments are expected to increase to the rate of approximately 20 Sterling Units per month with production to be scaled and maintained, initially based on the requirements of the Japanese consortium and subsequently based on market of other customers.

         As described above, to date, the Company has acquired a substantial portion of its technology and its production assets through arrangements with third parties. The Company intends to continue to consider strategic acquisitions and to use its expanding internal product development and production capacity to enhance the assets acquired from third parties. In addition, the Company will continue to develop new equipment and technology internally as circumstances warrant and as capital resources and technical talent are available.

RESULTS OF OPERATIONS

         For the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999

         For the three months ending March 31, 2000, the Company reported, on a consolidated basis, a loss of $473,877 on revenues of $698,646 as compared to a loss of $42,007 on revenues of $401,200 for the same quarter in 1999. The losses resulted from a combination of the investment which the Company is continuing to make in bringing the Derritron facility to full production, the costs incurred in connection with the transfer of the NorthStar operations to the Derritron facility and the continuing development, engineering and other pre-production costs attributable to the Sterling Products line. Management anticipates that during the remainder of the current fiscal year, the Company will move toward customary production level costs, revenues and expenses as the Derritron production expands, the NorthStar production continues and the Sterling Product line is introduced.

         Prior to the first quarter of 2000, substantially all of the Company's revenues were generated from the NorthStar product. During the first quarter of 2000, the Company recorded revenues of approximately $180,000 and $330,000 from the initial shipments and services earned at the Derritron and Avalon facilities respectively.

         While the Company's product lines are not subject to inherent seasonal shifts, with the relatively low level of sales of the Company's products to date, the Company's sales have been sensitive to small shifts in revenues and production which have resulted in material monthly fluctuations. In addition, the Company's results to date have been impacted by the financial effect of acquisitions, changes in facilities, modification of operations, introduction of new product lines and shifts in the existing customer base.

         Cost of Goods Sold. For the three months ended March 31, 2000 the costs of goods sold was $340,978 with a gross profit margin of $357,668 as compared to $121,588 of costs of goods sold and a $279,612 gross margin for the same quarter of 1999, resulting in gross margins for the period ended March 31, 2000 of 51% as compared to a 70% gross margin for the first quarter in 1999 (when the sales were primarily of the NorthStar product). Management anticipates that as its production expands and the product mix is diversified, it will achieve a blended gross margin of approximately 40-50% on its products, including direct labor and customary allocated manufacturing overhead. However, until the new product lines have been introduced, and the Company has developed an operating history, there is significant uncertainty about future gross margins, particularly since gross margins are highly dependent on product prices, sales volumes, materials cost and allocation of manufacturing overhead.

         Research and Development. For the three months ending March 31, 2000, the Company's research and development efforts were conducted at the Company's Engineering and Development Centers in Orem, Utah and Phoenix, Arizona. Although the NorthStar production activities have been transferred to the Derritron facility, the research and development efforts will continue to be based in Utah. Research and Development costs were a significant portion of the total operations at both the Utah and Arizona facilities and were recorded as a portion of the selling, general and administrative costs.

         Selling, General and Administrative Costs. For the three months ended March 31, 2000, selling, general, and administrative costs were $831,545, as compared to $317,055 in the first quarter of 1999. The significant increase in general and administrative cost was attributed to the additional staff and facilities needed to establish the Derritron facility, the cost of the efforts for the development of the Sterling Product line, and principally to the fact that to date, the Company has included staff, facilities, and related overhead of the production managers, engineers, research and development efforts and the labor and overhead costs in Orem, Utah and Riverside, California as selling, general and administrative costs and has not attributed them to the direct costs of goods sold or the research and development efforts for the various product lines.

         The Company's workforce consists of 44 leased personnel all located in the United States. Management believes that by leasing its primary workforce, the Company has controlled its fixed overhead costs and has been able to provide its staff with advantages of improved benefits package and access to retirement plans which can be provided through the larger group status of a leasing arrangement. Management will continue to review this structure as conditions require.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the Company had a total cash availability of $1,067,531 including $950,000 which was the net proceeds of a $1 million loan received during the first quarter from a long time UniDyn shareholder. The principal of the loan and interest is payable in full in three years at an annual interest rate of 6%. The lender was granted warrants to acquire 150,000 Common Shares at an exercise price equal to 85% of the market price on the date of grant. The proceeds of the loan are available for general working capital requirements of the Company. Management intends to apply the proceeds of the loan, along with other working capital, to support its ongoing operating requirements, to accelerate the beta testing of the Sterling Product units and to fund the costs related to filing for patents, principally those related to the Sterling Product line.

         Also, during the first quarter of 2000, the Company issued 402,500 Common Shares for net cash received after fees of $324,051 of which 390,000 Common Shares were newly issued and 12,500 Common Shares were issued on the exercise of previously outstanding warrants. (See Item 2 below).

         In addition, the Company intends to continue to seek additional working capital to meet its operating requirements and to provide further capital for expansion, acquisition of strategic technologies and direct costs related to the introduction of the Sterling Product line. While additional capital will be needed to maintain the growth plans of the Company and the costs related to the identification and protection of intellectual property through patents and other protections, management believes that the working capital now available to it along with funds generated from operations will be sufficient to meet capital requirements for the next 12 months even if substantial additional working capital does not become available. However, management also believes that a lack of additional working capital over the remainder of the current fiscal year would substantially curtail the roll-out of the Sterling Product line.

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

YEAR 2000 STATEMENT

         The Company has verified that all internal software used in the operations of the Company and related developments are Year 2000 compliant. The Company sees no risk at this time pertaining to Year 2000, and internal company operations. Products currently manufactured by the Company have also been Year 2000 verified. All previous Company customers have the ability to purchase both hardware and software upgrades from the Company which will certify their products as Year 2000 compliant. The amount of needed hardware and software depends on the associated production model in question.

                            PART 2. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter  ended March 31,  2000,  390,000  restricted  Common
Shares were sold at $1.00 per share for $390,000 of cash. Warrants were exercised at $.60 per share from which cash of $7,500 was received for 12,500 shares of restricted common stock. Fees of $73,449 were paid in cash, resulting in net proceeds to the Company of $324,051. The transactions were undertaken as private placements without any public offering to institutions and investors, including current shareholders, who were accredited investors or had a prior business relationship with the Company. The issuances were made in reliance on the exemption from registration provided by rule 506 of Regulation D.

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.           OTHER INFORMATION

         On May 2, 2000, the Company announced that it had entered into a memorandum of understanding with Clean Energy Technologies, Inc., a privately held company, under which the companies would pursue a possible merger and shift a significant portion of the Company's focus into the fuel cell energy business. On May 5, 2000, the Company announced that the possible merger plans had been terminated by mutual agreement, although the companies would consider other possible working arrangements and UniDyn would continue to consider a possible entry into the fuel cell arena. Copies of the May 2 and May 5, 2000 press releases are attached to this report as Exhibits.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  (a)      Exhibits
                           Press releases dated May 2 and May 5, 2000

                  (b)      Reports on Form 8-K
                           None


                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   UNIDYN, CORP.



Dated:   May 15, 2000
                                   Ira Gentry, President and Director

Company Press Release

UniDyn Corp. Plans Merger With CET as Entry Into
Worldwide Fuel Cell Energy Business

PHOENIX--(BUSINESS WIRE)--May 2, 2000--UniDyn Corp, (OTCBB: UNDY - news), a leading manufacturer of "Quality Assurance Testing Equipment" announced today that they have signed a Memorandum of Understanding (MOU) to merge with Clean Energy Technologies, Inc, (CET) a privately held Nevada corporation. The merger with CET will give UniDyn entry into the fuel cell energy business through a worldwide exclusive license to use fuel cell technology being developed at the Jet Propulsion Laboratories (JPL) of the California Institute of Technology. UniDyn's ability and obligation to consummate the transaction is subject to securities and regulatory filings and UniDyn shareholder approval at a meeting called for that purpose.

Separately, CET has reported that it has signed a Letter of Intent for a one hundred million-dollar equity investment by a Korean group.

Fuel cell technology is clean and "green" producing electricity from a chemical reaction involving oxygen and hydrogen, with no polluting emissions or byproducts. A recent Business Week article (May 8, 2000) indicated that fuel cell technology could be a major source of electricity by 2010.

When the merger is completed, UniDyn shareholders will hold approximately eighteen million shares of UniDyn stock (after giving effect to a two for one reverse stock split being submitted to the UniDyn shareholders for approval). Simultaneously, UniDyn will seek shareholder approval to increase its common stock to 500,000,000 shares and to authorize 25,000,000 preferred shares. CET shareholders, with approximately 61,500,000 total shares, will receive two and one half shares of UniDyn common stock for each CET share tendered (20% of which shall be registered in the offering and the remainder of which will be offered as restricted shares). UniDyn plans to change its name to "Fuel Cell Industries, Inc." and its trading symbol to "FCEL".

Malcolm Bricklin, Chairman and Chief Executive Officer of CET is expected to be the new Chairman and CEO of the merged company. Malcolm Bricklin, stated, "We expect the merged company, Fuel Cell Industries, to become a world leader in the fuel cell industry. Our team is already pursuing other fuel cell technologies and additional strategic partners. However, we will continue to build on the UniDyn core business including the "Sterling" product line. We expect the Avalon subsidiary to produce key equipment for the manufacturing of the fuel cells. The merger will provide access to significant additional capital, which will benefit the current UniDyn products and customers".

Ira Gentry, currently Chairman of UniDyn, is expected to become Vice Chairman of the merged company and the existing UniDyn COO, John Provazek, and division officers are expected to remain in their current roles.

Ira Gentry, UniDyn's CEO stated, "Since our acquisition of Avalon in December 1999, UniDyn has been seeking new applications for the Avalon line of equipment that manufactures printed circuit bare-board technology. This merger will give us the opportunity to integrate the existing Avalon manufacturing knowledge and machinery with the CET fuel cell technology environment as a basis of being one of the first enterprises to ever mass-produce fuel cells. This equipment will be available for our use and for sale and license to third parties worldwide, with royalties generated on each fuel cell produced". For more information on UniDyn, please visit the company's Website at http://www.unidyn.com or call The Investors Relation Group in New York at 212-736-2650.

About UniDyn Corporation

UniDyn is a leader in the quality assurance testing market with emphasis on fully automated testing of printed circuit boards. UniDyn has recently completed a corporate reorganization in preparation for substantial growth. The Company will have three production divisions: the Phoenix, Arizona Avalon plant to produce the Sterling products, the Orem, Utah plant to produce the NorthStar and MorningStar products and during the first quarter of 2000, the Los Angeles plant to produce Derritron products. In addition, the Company has a separate research and development division located in Orem, Utah.

Safe Harbor statement under the Private Securities Litigation Reform Act of 1995: Except for historical information contained herein, the matters discussed in this press release are forward-looking statements that involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products and prices and other factors discussed in the Company's various filings with the Securities and Exchange Commission.

Company Press Release

UniDyn and CET Terminate Possible Merger Plans

UniDyn Will Continue To Explore Production Of Fuel Cells And
Equipment Through Avalon

PHOENIX--(BUSINESS WIRE)--May 5, 2000--UniDyn, Corp. (OTCBB: UNDY - news) announced today that its memorandum of understanding with Clean Energy Technologies, Inc. ("CET") announced on May 2 has been terminated by mutual agreement.

Ira Gentry, UniDyn's chairman and CEO, stated, "I want to assure our shareholders that our intentions, at all times, are to increase shareholder value. Although we are no longer pursuing this transaction, we will continue to consider ancillary technologies and opportunities that build on our Company's product lines, including the wide range of strategies that are emerging in the fuel cell arena".

A spokesperson for CET noted, "Our discussions with UniDyn have given us an opportunity to understand its manufacturing and engineering talents and we hope to continue to work with them through contractual and other non-equity structures".

For  more  information  on  UniDyn,   please  visit  the  company's  Website  at
http://www.unidyn.com or call The Investor Relations Group, Inc., in New York City at 212.736.2650.

About UniDyn, Corp.

UniDyn is a leading manufacturer of specially engineered production equipment and of testing equipment, principally for the electronics industry and the quality assurance testing market. The Company has three production facilities: the Phoenix, Arizona Avalon plant to produce the Sterling products; the Southern California plant to produce the Derritron and NorthStar products; and the Orem, Utah facility to produce the MorningStar products. The Company also maintains a research and development facility in Orem, Utah.

Safe Harbor statement under the Private Securities Litigation Reform Act of 1995: Except for historical information contained herein, the matters discussed in this press release are forward-looking statements that involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products and prices and other factors discussed in the Company's various filings with the Securities and Exchange Commission.