Form 10QSB
period 2000-06-30
UNIDYN CORP
filed 2000-08-14
CIK 894542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    June 30, 2000
                                   -------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-31
                    ---------------

                                  UNIDYN, CORP.
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                               87-0438639
-------------------------------                --------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                  Number)


         3640 East Roeser Road
         Phoenix, Arizona                                  85040
---------------------------------------               -------------
(Address of principal executive offices)               (Zip Code)

         1216 South 1580 West, #A
         Orem, Utah                                        84058
----------------------------------------------         ----------------
(Former address of principal executive offices)        (former Zip Code)



Issuer's telephone number, including area code:      (602) 426-8634
                                                     --------------

         Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding as of July 31, 2000
------------------------------------         -----------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                   35,247,000 SHARES

PART 1.  FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                         UNIDYN, CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                         June 30,                 December 31,
                                                                           2000                       1999
                                                                  ----------------------     ---------------------
ASSETS                                                                  (Unaudited)                 (Audited)
   CURRENT ASSETS
     Cash in bank                                                 $              323,814     $             461,239
     Accounts receivable                                                         733,593                   431,857
     Stock subscription                                                                0                   207,000
     Deferred tax benefit                                                         14,500                    14,500
     Prepaid expense                                                              13,750                    11,850
     Receivable - employees                                                       30,500                         0
     Inventory                                                                   396,382                   333,551
     Deferred interest expense                                                    22,000                         0
                                                                  ----------------------     ---------------------

                                            TOTAL CURRENT ASSETS               1,534,539                 1,459,997

PROPERTY, PLANT & EQUIPMENT                                                      679,682                   560,642

OTHER ASSETS
     Deposits and other                                                           42,349                     8,184
     Goodwill (less amortization of $42,200)                                   1,223,905                 1,266,105
     Deferred tax benefit                                                        181,500                   181,500
     Derritron Technology (less amortization
       of $44,538)                                                             3,963,862                 4,008,400
                                                                  ----------------------     ---------------------
                                                                               5,411,616                 5,464,189
                                                                  ----------------------     ---------------------

                                                                  $            7,625,837     $           7,484,828
                                                                  ======================     =====================

LIABILITIES & EQUITY
   CURRENT LIABILITIES
     Accounts payable                                             $               96,406     $             290,485
     Accrued expenses                                                             92,375                    31,835
     Loans payable                                                                16,575                   314,680
     Deposits                                                                      3,292                    21,956
     Payable - related party                                                      22,984                   119,369
                                                                  ----------------------     ---------------------

                                       TOTAL CURRENT LIABILITIES                 231,632                   778,325

   LONG-TERM LIABILITIES
     Long-term debt and interest - related party                               1,017,300                         0
                                                                  ----------------------     ---------------------

                                               TOTAL LIABILITIES               1,248,932                   778,325

   STOCKHOLDERS' EQUITY
       Common Stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding 35,237,000 shares
         (34,700,000 in 1999)                                                     35,237                    34,700
     Additional paid-in capital                                                6,991,896                 6,558,382
     Retained earnings (deficit)                                                (643,642)                  120,007
     Accumulated other comprehensive loss                                         (6,586)                   (6,586)
                                                                  ----------------------     ---------------------

                                      TOTAL STOCKHOLDERS' EQUITY               6,376,905                 6,706,503
                                                                  ----------------------     ---------------------

                                                                  $            7,625,837     $           7,484,828
                                                                  ======================     =====================

                         UNIDYN, CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)



                                                                            Three Months Ended              Six Months Ended
                                                                                 June 30,                       June 30,
                                                                           2000            1999           2000           1999
                                                                       -------------  -------------  --------------  -------------
Net sales                                                              $     823,385  $     352,293  $    1,522,031  $     753,493
Cost of sales                                                                377,754         92,324         718,732        213,912
                                                                       -------------  -------------  --------------  -------------

                                                         GROSS PROFIT        445,631        259,969         803,299        539,581

Other Income                                                                       0        101,565               0        101,565
General and administrative expenses                                         (735,403)      (237,117)     (1,566,948)      (554,172)
                                                                       -------------  -------------  --------------  -------------

                                                    NET INCOME (LOSS)
                                                  BEFORE INCOME TAXES       (289,772)       124,417        (763,649)        86,974

Income tax expense                                                                 0          6,059               0         10,623
                                                                       -------------  -------------  --------------  -------------

                                                    NET INCOME (LOSS)       (289,772)       118,358        (763,649)        76,351

OTHER COMPREHENSIVE LOSS
   Foreign currency translation adjustments                                        0              0               0         (6,586)
                                                                       -------------  -------------  --------------  -------------

                                    TOTAL COMPREHENSIVE INCOME (LOSS)  $    (289,772) $     118,358  $     (763,649) $      69,765
                                                                       =============  =============  ==============  =============

Net income (loss) per weighted average share                           $        (.01) $         .00  $         (.02) $         .00
                                                                       ============== =============  ==============  =============

Weighted average number of common shares used to
   compute net income (loss) per weighted average share                    35,155,475    32,000,000     34,985,636      32,000,000
                                                                        ============= ==============  =============  =============

                         UNIDYN, CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                2000               1999
                                                                         -----------------   -----------------

OPERATING ACTIVITIES
   Net income (loss)                                                     $        (763,649)  $          76,351
   Adjustments to reconcile net income (loss) to cash
     provided (required) by operating activities:
       Gain on subsidiary                                                                0              (5,717)
       Depreciation and amortization                                               142,450              12,605
       Non-cash interest expense                                                    69,500                   0
       Deferred taxes                                                                    0               5,000
       Deferred interest                                                             2,000                   0
       Foreign currency translation                                                      0              (6,586)
   Changes in assets and liabilities:
       Accounts receivable                                                        (301,737)            (65,557)
       Inventory                                                                   (62,831)            (11,802)
       Prepaid expenses                                                             (1,900)              7,306
       Accounts payable                                                           (194,078)              6,674
       Accrued expenses                                                             58,340             (30,958)
       Payable - related party                                                     (30,500)             14,799
       Deposits                                                                    (52,828)                  0
       Income taxes payable                                                              0                 (50)
                                                                         -----------------   -----------------

                                           NET CASH PROVIDED (REQUIRED)
                                                BY OPERATING ACTIVITIES         (1,135,233)              2,065

INVESTING ACTIVITIES
   Purchase of equipment / cost adjustment                                        (174,753)                  0
   Loans                                                                                 0             (87,150)
                                                                         -----------------   -----------------

                                              NET CASH PROVIDED  (USED)
                                                BY INVESTING ACTIVITIES           (174,753)            (87,150)

FINANCING ACTIVITIES
   Sale of common stock                                                            617,051                   0
   Loan principal payments                                                        (394,490)                  0
   Loan proceeds                                                                   950,000                   0
   Cash remaining with former subsidiary                                                 0             (17,996)
                                                                         -----------------   -----------------

                           NET CASH PROVIDED (USED) BY
                                                   FINANCING ACTIVITIES          1,172,561             (17,996)
                                                                         -----------------   -----------------

                           INCREASE (DECREASE) IN CASH
                                                   AND CASH EQUIVALENTS           (137,425)           (103,081)

Cash and cash equivalents at beginning of year                                     461,239             138,936
                                                                         -----------------   -----------------

                                              CASH AND CASH EQUIVALENTS
                                                       AT END OF PERIOD  $         323,814   $          35,855
                                                                         =================   =================

Cash paid for income taxes                                               $               0   $          11,870
Cash paid for interest                                                                 427                   0


                         UNIDYN, CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
         Accounting Methods
         The Company recognizes income and expenses based on the accrual method of accounting.

         Principles of Consolidation
         The financial statements for June 30, 2000 contain the accounts of the Company and its wholly-owned subsidiaries Derritron Vibration Products and Avalon Manufacturing Company.

         The financial statements for June 30, 1999 contain the accounts of the Company and its former wholly owned subsidiary, Unidyn (Europe) Limited.

         Dividend Policy
         The Company has not yet adopted any policy regarding payment of dividends in cash.

         Inventory
         Inventory consists of products held for resale and is valued at the lower of cost (first-in, first-out basis) or market.

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

         Earnings (loss) per share
         Earnings or loss per common and common share equivalent is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period.

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

         Stock Options
         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its future employee stock options rather than adopting the alternative fair value accounting provided for under Financial Accounting Standards Board ("FASB") FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS123).

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

NOTE 2:  ORGANIZATION AND HISTORY
         The Company was incorporated under the laws of the State of Utah on May 2, 1986 as Macaw Capital, Inc. On December 30, 1993, the Company was reincorporated as a Nevada corporation. Effective December 3, 1997, the name was changed to UniDyn, Corp. The Company manufactures and sells products that perform testing to assure product workmanship and quality of equipment used in the circuit board industry.

NOTE 3:  FORWARD STOCK SPLIT
         Effective December 3, 1997, pursuant to written action adopted unanimously by the Board of Directors and a majority of the shareholders, the Company changed its name to UniDyn, Corp., and approved an eight-for-one forward stock split on the Company's common stock as follows: each outstanding share was converted into eight shares. Before the change, the Company was authorized to issue 100,000,000 shares of $.001 par value common stock; after the forward stock split the Company continued to be authorized to issue 100,000,000 shares of $.001 par value common stock. The number of outstanding shares of common stock affected by the forward split was 4,000,000. The number of issued and outstanding shares of common stock of the Company after the forward stock split was 32,000,000.

NOTE 4:  STERLING PATENT
         During the quarter ended June 30, 1998, the Company issued 6,416,000 shares of restricted common stock, previously held as treasury stock, to acquire the rights to patent the Sterling Project from Universal Dynamics, Inc. The patent rights are being amortized over fifteen years for income tax purposes. For financial statement purposes, the asset has no cost basis as it was acquired from Universal, a former related party.

         The Sterling Project will allow the testing of printed circuit boards and other general electronic devices. Sterling will allow electronics manufacturers to test the workmanship of their manufactured electronics and improve the estimated projected life of the printed circuit board or other items under test. Estimates show that the manufacturer may be able to reduce the warranty return rate to 1 percent, based on workmanship errors. The Sterling equipment will quantify the reliability of the manufactured part and indicate the workmanship areas of concern, even though the electronics passed functional testing.


NOTE 5:  DERRITRON TECHNOLOGY
         Effective June 30, 1998, the Company issued 14,576,000 shares of restricted common stock, previously held as treasury stock, to acquire the business and associated technology known as Derritron. Derritron was an established business which manufactured vibration shakers and other related technology. With this acquisition, Unidyn received patent, products, know how, drawings, trade name, manufacturing equipment, and an established market presence in England and other parts of Europe, Asia, South America, India, and China This technology has the capacity to be fully integrated with the NorthStar vibration control systems acquired from Universal Dynamics. The technology is being amortized over 15 years.

NOTE 6:  OPTIONS
         On April 1, 2000, as part of an agreement to provide the Company investor relations and corporate communication services, Investor Relations Group (IRG) was issued options to acquire 150,000 shares. (75,000 are exercisable for two years and 75,000 are exercisable for three years) of restricted shares assignable to IRG officers and employees. The issued options have an exercise price of $2.99/share based on the average sale price of the preceding five trading days prior to April 1, 2000.

         In connection with a $1 million loan received by the Company, during the first quarter, the lender was paid a loan fee of $50,000 and was granted warrants to acquire 150,000 shares at an exercise price equal to 85% of the market price on the date of grant. The difference between the exercise price and the calculated fair market value of the shares issuable on exercise of the options was reported as interest expense and amortized over the period of the loan.

NOTE 7:  CONTINGENCIES

         On June 7, 2000, Unidyn Corp. signed a letter of intent to purchase a commercial building in Phoenix, Arizona to relocate the company's current Avalon division and to provide additional facilities required for Avalon's anticipated growth due to the Sterling Product. The transaction is conditioned on a customary due diligence and the availability of financing, which is currently being sought.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS. SEE ALSO THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1999.

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

         The business of the Company is focused on developing, manufacturing, assembling and distributing specialized engineering products. The current product lines, including the vibration stress screening ("VSS") machinery manufactured under the NorthStar and Derritron brands and the on-line inspection products being developed at the Avalon facility as the Sterling Product are directed principally to testing electronic and mechanical components and providing on-line quality control testing for printed circuit boards. In January 2000, the Company introduced and recognized its first revenues from the Derritron line of products and expects to introduce the Sterling Product line in 2000. In addition to these product introductions, the Company plans to continue its emphasis on developing and distributing specialized engineering and testing products and consider ancillary technology opportunities that capitalize on its existing capacity as a builder of manufacturing equipment as well as its engineering and testing capacities.

         On December 31, 1999, the Company completed the acquisition of Avalon Manufacturing Company, a private entity based in Phoenix, Arizona, with significant experience in providing the equipment for the manufacture of printed circuit boards. The Company is focusing on the development and initial manufacturing of the Sterling Product line at the Avalon facility. The Avalon technology, including its automatic board handling machinery, will be integrated in the Sterling production process. The availability of the Avalon facility, staff, and assets has been an important factor in allowing the Company to accelerate the Sterling project and to attract engineers and other technical personnel for the project.

         The Company's traditional core business, through its NorthStar brand and more recently through the Derritron and Avalon lines, offers vibration testing and VSS products that are used to check the integrity of printed circuit boards and other components for automotive and electronics applications. The NorthStar vibration control system uses a Microsoft-based Windows product acquired in 1997, which is fully integrated into the Company's proprietary control system software package. The NorthStar and Derritron products include the vibration hardware or "shaker" units which mechanically vibrate the test platform, the vibration control system which measures output and regulates shaker intensity, and the amplifier unit which provides power to the shaker unit. The VSS products are marketed directly by the Company under the trade name Derritron, and are also manufactured by the Company on an OEM basis and offered for repackaging and sale for use in the aerospace, automotive and semiconductor industries.

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

         Through 1999, essentially all of the Company's revenues came from its NorthStar line. Early in 1998, the Company acquired the production, engineering, patents, drawings and intellectual property and other rights and assets for the shaker and amplifiers, which had been manufactured in England for more than 30 years under the trade name Derritron. At the time of the Company's acquisition of Derritron, the active production of the Derritron line had been suspended by the prior owners. During 1999, the Derritron operations were reorganized at a facility in Riverside, California; production at the plant commenced on January 2, 2000 and the first shipments of the Company's Derritron products were made in the first quarter of 2000. During the end of the first quarter and in April 2000, the Company transferred its NorthStar production to the Riverside facility to allow the Company to offer turnkey vibration test products from its Riverside facility.

         The transfer of the NorthStar product into the Derritron operations in Riverside, California was completed during the second quarter of 2000 and the Company is currently finalizing its pre-production and commercial development efforts for the Sterling Product line at its Avalon facility. Management anticipates that commercial production of the Sterling

Product line will be undertaken during 2000. The Sterling Product has been designed as a stand-alone piece of equipment that will provide for a fully integrated, on-line quality control testing of printed circuit boards. The Company expects to offer the product principally on an OEM basis, with first introductions anticipated to be made through a Japanese consortium. Initial production commitments are expected to increase to the rate of approximately 20 Sterling Units per month with production to be scaled and maintained, initially on requirements of the Japanese consortium and subsequently based on a broader-based market of domestic and foreign customers.

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

RESULTS OF OPERATIONS

         For the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999

         For the three months ending June 30, 2000, the Company reported, on a consolidated basis, a loss of $289,772 on revenues of $823,385 as compared to a gain of $118,358 on revenues of $352,293 for the same quarter in 1999. The losses resulted from a combination of the Company's efforts to bring the Derritron facility to full production and the continuing development, engineering and other pre-production costs attributable to the Sterling Products line. The Company recorded revenues of approximately $447,640 and $375,745 from the shipments and services earned at the Derritron and Avalon facilities respectively. Management anticipates that during the remainder of the current fiscal year, the Company will move toward customary production level costs, revenues and expenses as the Derritron production expands, the NorthStar production continues and the Sterling Product line is introduced.

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

         Cost of Goods Sold. For the three months ended June 30, 2000, the costs of goods sold was $377,754 with a gross profit margin of $445,631 as compared to $92,324 of costs of goods sold and a $259,969 gross margin for the same period of 1999, resulting in gross margins for the three month period ended June 30, 2000 of 55% as compared to a 74% gross margin for the same period in 1999 (when the sales were primarily of the NorthStar product). Management anticipates that as its production expands and the product mix is diversified, it will achieve a blended gross margin of approximately 40-50% on its products, including direct labor and customary allocated manufacturing overhead. However, until the new product lines have been introduced, and the Company has developed an operating history, there is significant uncertainty about future gross margins, particularly since gross margins are highly dependent on product prices, sales volumes, materials cost and allocation of manufacturing overhead.

         Research and Development. For the three months ending June 30, 2000, the Company's research and development efforts were conducted at the Company's Engineering and Development Centers in Orem, Utah and Phoenix, Arizona. Although the NorthStar production activities have been transferred from Utah to the Derritron facility in Riverside, California, research and development efforts will continue to be based in Utah and Arizona. Research and Development costs were approximately $254,916 for the three months ending June 30, 2000, a significant portion of the total operations at both the Utah and Arizona facilities, and were recorded as a portion of the selling, general and administrative costs.

         Selling, General and Administrative Costs. For the three months ended June 30, 2000, selling, general, and administrative costs were $735,403, as compared to $237,117 in the same period of 1999. The significant increase in general and administrative cost was attributed to the additional staff and facilities needed for the Derritron facility, the cost of the efforts for the development of the Sterling Product line, and principally to the fact that to date, the Company has included staff, facilities, and related overhead of the production managers, engineers, research and development efforts and the labor and overhead costs in Orem, Utah and Riverside, California as selling, general and administrative costs and has not attributed them to the direct costs of goods sold or the research and development efforts for the various product lines.

For the six month period ended June 30, 2000 compared to the six month period ended June 30, 1999

         For the six months ending June 30, 2000, the Company reported, on a consolidated basis, a loss of $763,649 on revenues of $1,522,031 as compared to a gain of $69,765 on revenues of $753,493 for the same period in 1999. The losses resulted from a combination of the investment, which the Company is continuing to make in bringing the Derritron facility to full capacity and the continuing development, engineering and other pre-production costs attributable to the Sterling Products line. The Company recorded revenues of approximately $816,290 and $705,741 from the shipments and services earned at the Derritron and Avalon facilities respectively.

         Cost of Goods Sold. For the six months ended June 30, 2000 the costs of goods sold was $718,732 with a gross profit margin of $803,299 as compared to $213,912 of costs of goods sold and a $539,581 gross margin for the same period of 1999, resulting in gross margins for the six month period ended June 30, 2000 of 53% as compared to a 72% gross margin for the same period in 1999 (when the sales were primarily of the NorthStar product).

         Research and Development. For the six months ending June 30, 2000, the Company's research and development costs were approximately $444,477, a significant portion of the total operations at both the Utah and Arizona facilities and were recorded as a portion of the selling, general and administrative costs.

         Selling, General and Administrative Costs. For the six months ended June 30, 2000, selling, general, and administrative costs were $1,566,948, as compared to $554,172 in the same period of 1999. The significant increase in general and administrative cost was attributed to the additional staff and facilities needed to establish the Derritron facility, the cost of the efforts for the development of the Sterling Product line, and principally to the fact that to date, the Company has included staff, facilities, and related overhead of the production managers, engineers, research and development efforts and the labor and overhead costs in Orem, Utah and Riverside, California as selling, general and administrative costs and has not attributed them to the direct costs of goods sold or the research and development efforts for the various product lines. The Company expects Selling, General and Administrative costs to remain at the current level until additional production capacity is needed or the costs are directly allocated to product lines or research and development.

         The Company's workforce consists of 38 leased personnel all located in the United States. Management believes that by leasing its primary workforce, the Company has controlled its fixed overhead costs and has been able to provide its staff with advantages of improved benefits package and access to retirement plans which can be provided through the larger group status of a leasing arrangement. Management will continue to review this structure, as conditions require.

         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, the Company had a total cash availability of $323,814 compared to $461,239 available as of December 31, 1999, a $137,245 decrease. During the second quarter of 2000, the Company issued 134,500 Common Shares for net cash received of $86,000 of which all were issued on the exercise of previously outstanding warrants. (See Item 2 below).

         During the first six months of 2000 compared to the first six months of 1999, the Company shifted a significant portion of its assets toward the purchasing of equipment and resources necessary to the development of the Sterling Product Line and preparing the company for the anticipated growth in operations as a result of the Sterling Product Line. The Company intends to continue to seek additional working capital to meet its operating requirements and to provide further capital for expansion, acquisition of strategic technologies and direct costs related to the introduction of the Sterling Product line. The company believes that additional capital will be needed to maintain the growth plans of the Company, management believes that the working capital now available to it along with funds generated from operations will be sufficient to meet capital requirements for the next 12 months even if substantial additional working capital does not become available.

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

         YEAR 2000 STATEMENT

         The Company has verified that all internal software used in the operations of the Company and related developments are Year 2000 compliant. The Company sees no risk at this time pertaining to Year 2000, and internal company operations. Products currently manufactured by the Company have also been Year 2000 verified. All previous Company customers have the ability to purchase both hardware and software upgrades from the Company, which will certify their products as Year 2000 compliant. The amount of needed hardware and software depends on the associated production model in question.

FORWARD-LOOKING STATEMENTS

Safe Harbor statement under the Private Securities Litigation Reform Act of 1995: Except for historical information contained herein, the matters discussed in this filing are forward-looking statements that involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products and prices and other factors discussed in the Company's various filings with the Securities and Exchange Commission.

PART 2.  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended June 30, 2000, warrants were exercised at $.60, $1.20, and $1.25 per share from which cash of $ 75,750, $ 1,500, and $
8,750 were received for 126,250, 1,250, and 7,000 shares of restricted common stock respectively, resulting in net proceeds to the Company of $ 86,000. The proceeds were used to meet Unidyn's operational needs and to provide further capital for direct cost related to the development of the Sterling Product Line. The transactions were undertaken as private placements without any public offering to institutions and investors, including current shareholders, who were accredited investors or had a prior business relationship with the Company. The issuances were made in reliance on the exemption from registration provided by rule 506 of Regulation D.

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Unidyn Corp. held an annual business meeting on June 6, 2000 in Phoenix, Arizona. During that meeting the shareholders approved the adoption of a stock option plan ("2000 Incentive Plan") by a vote of 17,129,705 Common shares in favor, with 24,700 shares voting against the proposal and 650,600 such shares abstaining. The plan provides for, among other things, the issuance to its employees of qualified and non-qualified stock options and incentive stock options and to its directors and consultants non-qualified stock options.

 In addition to the approval of the "2000 Incentive Plan", Ira Gentry, Donald Leaver, John Provazek and William Leonard were elected as directors by a vote of 17,603,185 Common Shares in favor, 9,000 Common Shares opposed, and 192,820 Common Shares abstaining.

ITEM 5.           OTHER INFORMATION

It has come to the Company's attention that the "Security Ownership of Certain Beneficial Owners and Management" section of the 1998 Form 10KSB filed on April 16, 1999, had erroneously reported that Mearns Assurance Corp. owned 14,576,000 shares of Unidyn's outstanding common stock, however the correct ownership as of March 1999 was approximately 1,400,000, or approximately 4.5% of the Company's outstanding Common Stock. The ownership of common shares was properly reported on the Company's 1999 Form 10KSB filed on April 13, 2000.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  (a)      Exhibits
                           None
                  (b)      Reports on Form 8-K
                           None


                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNIDYN, CORP.



Dated:   August 14, 2000
                                    -----------------------------------
                                    Ira Gentry, President and Director