Form 10QSB
period 2000-09-30
UNIDYN CORP
filed 2000-10-13
CIK 894542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    September 30, 2000
                                            ------------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to _______________

Commission File No.     33-55254-31
                    ---------------

                                  UNIDYN, CORP.
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                        87-0438639
------------------------------------          --------------------------------
(State or other jurisdiction of               (I.R.S. Employer Identification
incorporation or organization)                 Number)


         3640 East Roeser Road
         Phoenix, Arizona                                 85040
----------------------------------------         ---------------------------
(Address of principal executive offices)         (Zip Code)

         1216 South 1580 West, #A
         Orem, Utah                                            84058
-----------------------------------------------       --------------------------
(Former address of principal executive offices)       (former Zip Code)


Issuer's telephone number, including area code:       (602) 426-8634
                                                      --------------------------

         Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

              Class                        Outstanding as of September 30, 2000
------------------------------------       ------------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK               35,321,000 SHARES

                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                         UNIDYN, CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                       September 30,              December 31,
                                                                           2000                       1999
                                                                  ----------------------     ---------------------
ASSETS                                                                  (Unaudited)                 (Audited)
   CURRENT ASSETS
     Cash in bank                                                 $              901,132     $             461,239
     Accounts receivable                                                         450,976                   431,857
     Stock subscription                                                                0                   207,000
     Deferred tax benefit                                                              0                    14,500
     Prepaid expense                                                              11,850                    11,850
     Receivable - employees                                                       20,500                         0
     Inventory                                                                   611,003                   333,551
     Deferred interest expense                                                    20,000                         0
                                                                  ----------------------     ---------------------

                                            TOTAL CURRENT ASSETS               2,015,461                 1,459,997

PROPERTY, PLANT & EQUIPMENT                                                      640,036                   560,642

OTHER ASSETS
     Deposits and other                                                           77,049                     8,184
     Goodwill (less amortization of $63,301)                                   1,202,804                 1,266,105
     Deferred tax benefit                                                        196,000                   181,500
     Derritron Technology (less amortization
       of $66,807)                                                             3,941,593                 4,008,400
                                                                  ----------------------     ---------------------
                                                                               5,417,446                 5,464,189
                                                                  ----------------------     ---------------------

                                                                  $            8,072,943     $           7,484,828
                                                                  ======================     =====================

LIABILITIES & EQUITY
   CURRENT LIABILITIES
     Accounts payable                                             $              197,575     $             290,485
     Accrued expenses                                                             44,547                    31,835
     Loans payable                                                                10,336                   314,680
     Deposits                                                                      3,292                    21,956
     Payable - related party                                                           0                   119,369
                                                                  ----------------------     ---------------------

                                       TOTAL CURRENT LIABILITIES                 255,750                   778,325

   LONG-TERM LIABILITIES
     Long-term debt and interest - related party                               1,032,300                         0
                                                                  ----------------------     ---------------------

                                               TOTAL LIABILITIES               1,288,050                   778,325

   STOCKHOLDERS' EQUITY
     Common Stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding 35,321,000 shares
         (34,700,000 in 1999)                                                     35,321                    34,700
     Additional paid-in capital                                                7,082,561                 6,558,382
     Retained earnings (deficit)                                                (326,403)                  120,007
     Accumulated other comprehensive loss                                         (6,586)                   (6,586)
                                                                  ----------------------     ---------------------

                                      TOTAL STOCKHOLDERS' EQUITY               6,784,893                 6,706,503
                                                                  ----------------------     ---------------------

                                                                  $            8,072,943     $           7,484,828
                                                                  ======================     =====================

                         UNIDYN, CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)



                                                                           Three Months Ended               Nine Months Ended
                                                                              September 30,                   September 30,
                                                                          2000             1999           2000           1999
                                                                     ---------------  -------------  --------------  -------------
Net product sales                                                    $       508,619  $     446,480  $    2,030,650  $   1,199,973
Other sales                                                                  900,000              0         900,000              0
Cost of sales                                                               (226,482)      (126,979)       (945,214)      (340,891)
                                                                     ---------------  -------------  --------------  -------------

                                                      GROSS PROFIT         1,182,137        319,501       1,985,436        859,082

Other Income                                                                       0              0               0        101,565
General and administrative expenses                                         (864,898)      (183,151)     (2,431,846)      (737,323)
                                                                     ---------------  -------------  --------------  -------------

                                                 NET INCOME (LOSS)
                                               BEFORE INCOME TAXES           317,239        136,350        (446,410)       223,324

Income tax expense                                                                 0         49,180               0         59,803
                                                                     ---------------  -------------  --------------  -------------

                                                 NET INCOME (LOSS)           317,239         87,170        (446,410)       163,521

OTHER COMPREHENSIVE LOSS
   Foreign currency translation adjustments                                        0              0               0         (6,586)
                                                                     ---------------  -------------  --------------  -------------

                                 TOTAL COMPREHENSIVE INCOME (LOSS)   $       317,239  $      87,170  $     (446,410) $     156,935
                                                                     ===============  =============  ==============  =============

Net income (loss) per weighted average share                         $           .01  $         .00  $         (.01) $         .01
                                                                     ===============  =============  ==============  =============

Weighted average number of common shares
   used to compute net income (loss) per
   weighted average share                                                 35,307,804     32,000,000      35,093,809     32,000,000
                                                                     ===============  =============  ==============  =============

                         UNIDYN, CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                2000               1999
                                                                         -----------------   -----------------

OPERATING ACTIVITIES
   Net income (loss)                                                     $        (446,410)  $         163,521
   Adjustments to reconcile net income (loss) to cash
     provided (required) by operating activities:
       Gain on subsidiary                                                                0              (5,717)
       Depreciation and amortization                                               219,193              15,493
       Non-cash interest expense                                                    84,500                   0
       Deferred taxes                                                                    0              11,000
       Deferred interest                                                             4,000                   0
       Foreign currency translation                                                      0              (6,586)
   Changes in assets and liabilities:
       Accounts receivable                                                         (19,119)           (190,580)
       Inventory                                                                  (277,452)             (3,125)
       Prepaid expenses                                                                  0               8,486
       Accounts payable                                                            (92,910)                831
       Accrued expenses                                                             10,511             (30,958)
       (Receivable) Payable - related party                                        (20,500)             14,799
       Deposits                                                                    (87,529)                  0
       Income taxes payable                                                              0              37,950
                                                                         -----------------   -----------------

                                           NET CASH PROVIDED (REQUIRED)
                                                BY OPERATING ACTIVITIES           (625,716)             15,114

INVESTING ACTIVITIES
   Purchase of equipment                                                          (168,479)                  0
   Loans                                                                                 0             (87,150)
                                                                         -----------------   -----------------

                                              NET CASH PROVIDED  (USED)
                                                BY INVESTING ACTIVITIES           (168,479)            (87,150)

FINANCING ACTIVITIES
   Sale of common stock                                                            707,801                   0
   Loan principal payments                                                        (423,713)                  0
   Loan proceeds                                                                   950,000                   0
   Cash remaining with former subsidiary                                                 0             (17,996)
                                                                         -----------------   -----------------

                                            NET CASH PROVIDED (USED) BY
                                                   FINANCING ACTIVITIES          1,234,088             (17,996)
                                                                         -----------------   -----------------

                                            INCREASE (DECREASE) IN CASH
                                                   AND CASH EQUIVALENTS            439,893             (90,032)

Cash and cash equivalents at beginning of year                                     461,239             138,936
                                                                         -----------------   -----------------

                                              CASH AND CASH EQUIVALENTS
                                                       AT END OF PERIOD  $         901,132   $          48,904
                                                                         =================   =================

Cash paid for income taxes                                               $               0   $          11,772
Cash paid for interest                                                                 998                   0

                         UNIDYN, CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
         Accounting Methods
         The Company recognizes income and expenses based on the accrual method of accounting.

         Principles of Consolidation
         The financial statements for September 30, 2000 contain the accounts of the Company and its wholly-owned subsidiaries Derritron Vibration Products and Avalon Manufacturing Company.

         The financial statements for September 30, 1999 contain the accounts of the Company and its former wholly owned subsidiary, Unidyn (Europe) Limited.

         Dividend Policy
         The Company has not yet adopted any policy regarding payment of dividends in cash.

         Inventory
         Inventory consists of products held for resale and is valued at the lower of cost (first-in, first-out basis) or market.

         Allowance for Uncollectible Accounts
         The Company provides an allowance for uncollectible accounts based upon prior experience and management's assessment of the collectibility of existing accounts.

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

                         UNIDYN, CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                               September 30, 2000

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

NOTE 3:  FORWARD STOCK SPLIT
         Effective December 3, 1997, pursuant to written action adopted unanimously by the Board of Directors and a majority of the shareholders, the Company changed its name to UniDyn, Corp., and approved an eight-for-one forward stock split on the Company's common stock as follows: each outstanding share was converted into eight shares. Before the change, the Company was authorized to issue 100,000,000 shares of $.001 par value common stock; after the forward stock split, the Company continued to be authorized to issue 100,000,000 shares of $.001 par value common stock. The number of outstanding shares of common stock affected by the forward split was 4,000,000. The number of issued and outstanding shares of common stock of the Company after the forward stock split was 32,000,000.

NOTE 4:  STERLING PATENT
         During the quarter ended June 30, 1998, the Company issued 6,416,000 shares of restricted common stock, previously held as treasury stock, to acquire the rights to patent the Sterling Process from Universal Dynamics, Inc. During the third quarter of 2000, a patent was filed on the Sterling Product Line process. The associated patent cost will be amortized over fifteen years for income tax purposes and 17 years for accounting purposes.

         The Sterling process will allow the industry to use a non-destructive thermal energy emissions analysis technology that will reduce warranty returns to a small fraction of current levels and increase productivity. Industry data indicates that electronics manufacturers currently experience a 4 percent to 7 percent return of finished products under warranty. The Company reports that the Sterling technology identifies defects in materials and assembly at levels of accuracy and resolution which have been previously unattainable in any test procedures suitable for mass production environments. The Sterling equipment will quantify the reliability of the manufactured part and indicate the workmanship areas of concern, even though the electronics passed functional testing.

NOTE 5:  DERRITRON TECHNOLOGY
         Effective June 30, 1998, the Company issued 14,576,000 shares of restricted common stock, previously held as treasury stock, to acquire the business and associated technology known as Derritron. Derritron was an established business, which manufactured vibration shakers and other related technology. With this acquisition, Unidyn received patent, products, know how, drawings, trade name, manufacturing equipment, and an established market presence in England and other parts of Europe, Asia, South America, India, and China. This technology has the capacity to be fully integrated with the NorthStar vibration control systems acquired from Universal Dynamics. The technology is being amortized over 15 years.

NOTE 6:  OPTIONS
         On April 1, 2000, as part of an agreement to provide the Company investor relations and corporate communication services, Investor Relations Group (IRG) was issued options to acquire 150,000 shares (75,000 are exercisable for two years and 75,000 are exercisable for three years) of restricted shares assignable to IRG officers and employees. The issued options have an exercise price of $2.99 per share based on the average sale price of the preceding five trading days prior to April 1, 2000.

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

                         UNIDYN, CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                               September 30, 2000

NOTE 6:  OPTIONS (continued)
         On July 31, 2000, the Company granted 100,000 options to a Company officer and 50,000 options to one of the Company's directors. The grants allowed for the purchase of Common Stock at $.89 per share, based on the fair market value of the stock at the grant date. The options vest over the next 4 years and have a term of ten years.

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

         The business of the Company is focused on developing, manufacturing, assembling and distributing specialized engineering products. The current product lines, including the vibration stress screening ("VSS") machinery manufactured under the NorthStar and Derritron brands and the on-line inspection products being developed at the Avalon facility as the Sterling Product Line, are directed principally to testing electronic and mechanical components and providing on-line quality control testing for printed circuit boards. In January 2000, the Company introduced and recognized its first revenues from the Derritron line of products and anticipates the first shipment of the Sterling Product Line in the fourth quarter of 2000. In addition to these product introductions, the Company has established a license agreement for the Sterling Product Line in the third quarter. The Company plans to continue seeking additional licensing contracts for the Sterling Product Line and licensing opportunities for all its products. The Company also plans to maintain its emphasis on developing and distributing specialized engineering and testing products and consider ancillary technology opportunities that capitalize on its existing capacity as a builder of manufacturing equipment as well as its engineering and testing capacities.

         On December 31, 1999, the Company completed the acquisition of Avalon Manufacturing Company, a private entity based in Phoenix, Arizona, with significant experience in providing the equipment for the manufacture of printed circuit boards. The Company is continuing to focus on the development and initial manufacturing of the Sterling Product line at the Avalon facility, which is expected to ship in the fourth quarter of 2000. The Avalon technology, including its automatic board handling machinery, will be integrated in the Sterling production process. The availability of the Avalon facility, staff, and assets has been an important factor in allowing the Company to accelerate the Sterling project and to attract engineers and other technical personnel for the project.

         The Company's traditional core business, through its NorthStar brand and more recently through the Derritron and Avalon lines, offers vibration testing and VSS products that are used to check the integrity of printed circuit boards and other components for automotive and electronics applications. The NorthStar vibration control system uses a Microsoft(R)-based Windows(R) product acquired in 1997, which is fully integrated into the Company's proprietary control system software package. The NorthStar and Derritron products include the vibration hardware or "shaker" units which mechanically vibrate the test platform, the vibration control system which measures output and regulates shaker intensity, and the amplifier unit which provides power to the shaker unit. The VSS products are marketed directly by the Company under the trade name Derritron, and are also manufactured by the Company on an OEM basis and offered for repackaging and sale for use in the aerospace, automotive and semiconductor industries.


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

         Through 1999, essentially all of the Company's revenues came from its NorthStar line. Early in 1998, the Company acquired the production, engineering, patents, drawings and intellectual property and other rights and assets for the shaker and amplifiers, which had been manufactured in England for more than 30 years under the trade name Derritron. At the time of the Company's acquisition of Derritron, the production of the Derritron line had been suspended by the prior owners. During 1999, the Derritron operations were reorganized at a facility in Riverside, California; operations at the plant commenced on January 2, 2000 and the first shipments of the Company's Derritron products were made in the first quarter of 2000. During the end of the first quarter and in April 2000, the Company transferred its NorthStar production to the Riverside facility to allow the Company to offer turnkey vibration test products from its Riverside location.

         The transfer of the NorthStar product into the Derritron operations in Riverside, California was completed during the second quarter of 2000 and the Company is currently finalizing its pre-production and commercial development efforts for the Sterling Product line at its Avalon facility. The Sterling Product has been designed as a stand-alone piece of equipment that will provide for a fully integrated, on- line quality control testing of printed circuit boards. During the third quarter the Company announced the filing of a U.S. patent on its breakthrough "Sterling" technology. Because of the patent filing and continued success with the development of the Sterling Product line, management anticipates that commercial production of the Sterling Product line will be undertaken during the fourth quarter of 2000. The Company expects to offer the product principally on an OEM basis and licensing opportunities to third parties when appropriate. Initial production commitments are expected to increase to the rate of approximately 20 Sterling Units per month with production to be scaled and maintained, initially on requirements of the Japanese consortium and subsequently on a broader-based market of domestic and foreign customers.

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

RESULTS OF OPERATIONS

         For the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999

         For the three months ending September 30, 2000, the Company reported, on a consolidated basis, sales of $1,408,619 as compared to sales of $446,480 for the same quarter in 1999, resulting in a gain of $317,239 for the three months ending September 30, 2000 as compared to a gain of $87,170 for the same quarter in 1999. The gains were a result of continued revenue generation from the Company's divisional core businesses and additional revenues of $900,000 generated by the first third party licensing agreement for the Sterling Product Line. During the third quarter, the Company recorded revenues of approximately $325,048 and $1,083,571 from the shipments, services and license agreement sales generated at the Derritron and Avalon facilities respectively. Management anticipates that during the next six month period, the Company will move toward customary production level costs and expenses, while Derritron production expands, the NorthStar production continues, the Sterling Product line is introduced, and further Sterling Product licensing agreements are pursued.

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

         Cost of Goods Sold - For the three months ended September 30, 2000, the costs of goods sold were $226,482 with a gross profit margin of $282,137 on product sales of $508,619 as compared to $126,979 of costs of goods sold and a $319,501 gross profit margin on product sales of $446,480 for the same period of 1999, resulting in gross profit margins for the three month period ended September 30, 2000 of 55% as compared to a 72% gross margin for the same period in 1999 (when the sales were primarily of the NorthStar product). Management anticipates that as its production expands and the product mix is diversified, it will achieve a blended gross margin of approximately 40-50% on its products, including direct labor and customary allocated manufacturing overhead. However, until the new product lines have been introduced, and the Company has developed an operating history, there is significant uncertainty about future gross margins, particularly since gross margins are highly dependent on product prices, sales volumes, materials cost and allocation of manufacturing overhead.

         Research and Development - For the three months ending September 30, 2000, the Company's research and development efforts were conducted at the Company's Engineering and Development Centers in American Fork, Utah and Phoenix, Arizona. Although the NorthStar production activities have been transferred from Utah to the Derritron facility in Riverside, California, research and development efforts will continue to be based in Utah and Arizona. Research and Development costs were approximately $275,373, consisting of purchased materials and leased employee costs, for the three months ending September 30, 2000, a significant portion of the total operations at both the Utah and Arizona facilities, and were recorded as a portion of the selling, general and administrative costs. The Company's research and development efforts constituted 32% of the total selling, general and administrative cost for the quarter ending September 30, 2000.

         Selling, General and Administrative Costs - For the three months ended September 30, 2000, selling, general, and administrative costs were $864,898, as compared to $183,151 in the same period of 1999. The significant increase in general and administrative cost was attributed to the additional staff and facilities needed for the Derritron facility, the cost of the efforts for the development of the Sterling and Derritron Product lines, and principally to the fact that to date, the Company has included staff, facilities, and related overhead of the production managers, engineers, research and development efforts (see "Research and Development" section above) and the labor and overhead costs in American Fork, Utah and Riverside, California as selling, general and administrative costs and has not attributed them to the direct costs of goods sold or the research and development efforts for the various product lines.

         For the nine month period ended September 30, 2000 compared to the nine month period ended September 30, 1999

         For the nine months ending September 30, 2000, the Company reported, on a consolidated basis, a loss of $446,410 on revenues of $2,930,650 as compared to a gain of $156,935 on revenues of $1,199,973 for the same period in 1999. The increase in revenue was a result of continued revenue generation from the Company's divisional core businesses and $900,000 generated by the Avalon's divisions first licensing of the Sterling Product Line. The Company recorded revenues of approximately $1,122,772 and $1,807,878 from the shipments and services earned at the Derritron and Avalon facilities respectively. These increases in revenues were offset by the combination of the investment, which the Company is continuing to make in bringing the Derritron facility to full capacity and the continuing development, engineering and other pre-production costs attributable to the Sterling Products line.

         Cost of Goods Sold - For the nine months ended September 30, 2000 the costs of goods sold was $945,214 with a gross profit margin of $1,085,436 as compared to $340,891 of costs of goods sold and a $859,082 gross profit margin for the same period of 1999, resulting in gross profit margins for the nine month period ended September 30, 2000 of 53% as compared to a 72% gross profit margin for the same period in 1999 (when the sales were primarily of the NorthStar product).

         Research and Development - For the nine months ending September 30, 2000, the Company's research and development costs were approximately $719,849, a significant portion of the total operations at both the Utah and Arizona facilities and were recorded as a portion of the selling, general and administrative costs. The Company's research and development efforts constituted 30% of the total selling, general and administrative cost for the nine month period ending September 30, 2000.

         Selling, General and Administrative Costs - For the nine months ended September 30, 2000, selling, general, and administrative costs were $2,431,846, as compared to $737,323 in the same period of 1999. The significant increase in general and administrative cost was attributed to the additional staff and facilities needed to establish the Derritron facility, the cost of the efforts for the development of the Sterling Product line, and principally to the fact that to date, the Company has included staff, facilities, and related overhead of the production managers, engineers, research and development efforts and the labor and overhead costs in American Fork, Utah and Riverside, California as selling, general and administrative costs and has not attributed them to the direct costs of goods sold or the research and development efforts for the various product lines. The Company expects Selling, General and Administrative costs to remain at the current level until additional production capacity is needed or the costs are directly allocated to product lines or research and development.

         As of September 30, 2000, the Company's workforce consisted of 34 leased personnel all located in the United States. Management believes that by leasing its primary workforce, the Company has controlled its fixed overhead costs and has been able to provide its staff with advantages of improved benefits package and access to retirement plans which can be provided through the larger group status of a leasing arrangement. Management will continue to review this structure, as conditions require.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, the Company had a total cash availability of $901,132 compared to $461,239 available as of December 31, 1999, a $439,893 increase. During the third quarter of 2000, the Company issued 84,000 shares of Common Shares of which 64,000 were issued on the exercise of previously granted options and 20,000 were options issued to and exercised by a Company officer, and recorded as compensation in accordance with APB 25. The net cash received was $74,550. (See Item 2 below).

         During the first nine months of 2000 compared to the first nine months of 1999, the Company shifted a significant portion of its assets toward the purchasing of equipment and resources necessary to the development of the Sterling Product Line and preparing the Company for the anticipated growth in operations as a result of the Sterling Product Line. The Company intends to continue to seek additional working capital to meet its operating requirements and to provide further capital for expansion, acquisition of strategic technologies and direct costs related to the introduction of the Sterling Product line. While, the Company believes that additional capital will be needed to maintain the growth plans of the Company, management believes that the working capital now available to it along with funds generated from operations will be sufficient to meet capital requirements for the next 12 months even if substantial additional working capital does not become available.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the third quarter of 2000, the Company issued 84,000 Common Shares; 64,000 were issued on the exercise of previously granted options, and 20,000 were issued on options granted to and exercised by a Company officer, and recorded as compensation in accordance with APB 25. Of the 64,000 Common Shares issued, 5,000 were on the exercise of options by a former employee at $.16 per share and 59,000 were through the exercise of warrants exercised by shareholders that were a result of a private placement that was done in the 4th quarter of 1999 at $1.25 per share. As a result of the exercise of the options and warrants, cash of $800 and $73,750 was received respectively, resulting in net proceeds to the Company of $74,550. The proceeds were used to meet Unidyn's operational needs and to provide further capital for direct cost related to the development of the Sterling Product Line. The $1.25 warrants were the result of a private placement in the fourth quarter of 1999 to institutional investors and individual accredited investors, including current shareholders without any public offering. The issuances were made in reliance on the exemption from registration provided by Rule 506 of Regulation D.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)      Exhibits
                  None
         (b)      Reports on Form 8-K
                  None


                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               UNIDYN, CORP.



Dated:   October 13, 2000      /s/  Ira Gentry
                               --------------------------------------------
                               Ira Gentry, CEO, President