Form 10KSB
period 2000-12-31
UNIDYN CORP
filed 2001-04-02
CIK 894542

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000

OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

                         Commission File No. 33-55254-31

                                  UNIDYN, CORP.
        (Exact name of small business issuer as specified in its charter)

         NEVADA                                      87-0438639
------------------------------------        ---------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)                       Identification Number)

3640 East Roeser Road
Phoenix, Arizona                                              85040
--------------------------------------------         ---------------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code: (800) 815-1146

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for 2000 were $ 3,553,845.

As of March 20, 2001, the approximate market value of the voting stock held by non-affiliates of the registrant was $15,922,146, based on an average bid price of $ 0.45 per share.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding as of December 31, 2000
-------------------------------------        -----------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                  35,382,546 SHARES

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

                                     PART I

ITEM 1.  Business.

UniDyn, Corp. (referred to as "UniDyn" or the "Company") was incorporated in the State of Utah in 1986 as Macaw Capital, Inc. and was reincorporated in 1993 in the State of Nevada. In December of 1997, Macaw Capital, Inc. acquired a portion of the assets of Universal Dynamics, Inc., a private manufacturer of environmental vibration testing equipment formed in December 1989, and was then renamed UniDyn, Corp. The Common Shares of UniDyn, Corp. are currently traded on the NASDAQ OTCBB under the symbol "UNDY".

The business of the Company is focused on developing, manufacturing, assembling and distributing specialized engineering products. The current product lines, including the vibration stress screening ("VSS") machinery manufactured under the NorthStar and Derritron brands, and the on-line inspection products being developed at the Avalon facility as the Sterling Product Line, are directed principally to testing electronic and mechanical components and providing on-line quality control testing for printed circuit boards.

On December 31, 1999, the Company completed the acquisition of Avalon Manufacturing Company, a private entity based in Phoenix, Arizona, which offers significant experience in providing the equipment for the manufacture of printed circuit boards. At the Avalon facility, the Company is continuing to focus on the development and initial manufacturing of the Sterling Product line. The Sterling Product has been designed as a stand-alone piece of equipment that will provide for a fully integrated, on-line quality control testing of printed circuit boards. The Sterling Technology has patents pending in the United States and Taiwan, which protects the Company in the targeted worldwide markets on its breakthrough "Sterling" technology. The Company expects to offer the product principally on an Original Equipment Manufacturer (OEM) basis and introduce licensing opportunities to third parties when appropriate. Initial production commitments are expected to increase to the rate of approximately 20 Sterling Units per month with production to be scaled and maintained, initially on requirements of the Japanese consortium and subsequently on a broader-based market of domestic and foreign customers. Avalon's technology, including its automatic board handling machinery, will be integrated into the Sterling production process. The recent availability of the Avalon facility, staff, and assets has been a significant factor in allowing the Company to accelerate the pace of the developing Sterling project and attracting engineers and other qualified technical personnel for said project.

In January 2000, the Company recognized initial revenues from the Derritron line of products. In addition to the Derritron product line, during the third quarter of 2000, the Company established its first license agreement for its Sterling Product Line. The Company plans to continue pursuing additional licensing contracts for the Sterling Product Line and licensing opportunities for all its products. The Company also plans to maintain its emphasis on developing and distributing specialized engineering and testing products while considering ancillary technology opportunities that capitalize on its existing capacity as a builder of high technology manufacturing equipment. As a result of the new product developments, the Company expended significant resources toward research and development during the year 2000(see Research and Development section in the Company's Results of Operations Section).

The Company's traditional core business, through its NorthStar brand and more recently through the Derritron and Avalon lines, offers vibration testing and VSS products that are utilized to check the integrity of printed circuit boards and other components for automotive and electronics applications. The NorthStar vibration control system uses a Microsoft(R)-based Windows(R) product acquired in 1997, which is fully integrated into the Company's proprietary control system software package. The NorthStar and Derritron products include the 1) vibration hardware or "shaker" units which mechanically vibrate the test platform, 2) the vibration control system which measures output and regulates shaker intensity, and 3) the amplifier unit which provides power to the shaker unit. These VSS products are marketed directly by the Company under the trade name Derritron, and are also manufactured by the Company on an OEM basis. Through OEMs, the products may be repackaged and sold for use in the aerospace, automotive and semiconductor industries.

In a production environment, the VSS test equipment can identify latent defects not readily recognizable through visual inspection or during the development and design process. The use of on-line VSS testing for electronic and mechanical components, such as printed circuit boards, saves rework time during production, reduces warranty exposure, and may enhance product quality and longevity. VSS is most effective in detecting intermittent defects such as loose connections, broken parts, cracked traces, poor solder joints and mechanical flaws.

During 1999, the Derritron operations were reorganized at a facility in Riverside, California; operations at the plant commenced on January 2, 2000 and the first shipments of the Company's Derritron products were made in the first quarter of 2000. During the end of the first quarter and in April 2000, the Company transferred its NorthStar production to the Riverside facility to allow the Company to offer turnkey vibration test products from its Riverside location. The consolidation of the NorthStar product into the Derritron operations in Riverside, California was completed during the second quarter of 2000.

Through 1999, essentially all of the Company's revenues came from its NorthStar line, whereas in 2000 the company had a diversified revenue stream from the Avalon product line and numerous products from the Derritron product line. Early in 1998, the Company acquired the production, engineering, patents, drawings, intellectual property, and other rights and assets for the shaker and amplifiers, which had previously been manufactured in England for more than 30 years under the trade name Derritron. At the time of the Company's acquisition of Derritron, the production of the Derritron line had been suspended by the prior owners.

As described above, the Company has acquired a substantial portion of its technology and production assets through arrangements with third parties. The Company intends to continue to contemplate strategic acquisitions and to use its expanding internal product development and production capacity to enhance the assets acquired from third parties. In addition, the Company will continue to develop new equipment and technology internally as circumstances warrant and as capital resources and technical talent allow.

Through March of 2001, the Company has been systematically accomplishing its goals and objectives with the development of the Sterling Technology, redesign of Avalon products and numerous product introductions at the Derritron division, including new and redesigned shakers, logic modules, power modules and various improvements to the Northstar controller system. In February 2001, the Company successfully placed and tested its initial beta model for the Sterling Product Line. The Company is seeking additional high-volume beta testing. The additional testing will give the Company valuable information to bring the system to full production and will allow the Company to use the results as a marketing tool for increasing industry awareness and to propel the product to be marketable to industry leaders.

Simultaneously, the Company is pursuing a relationship with an industry-leading U.S. based OEM to assist the Company with additional development, marketing, and distribution. This partnership will allow the Company to maximize the revenues and profits available from the Sterling technology in this projected 10 billion dollar market. Following the beta testing and establishing a relationship with a domestic OEM, the Company plans to target large contract manufacturers and product development departments and establish itself as the standard in quality testing products.

As of December 2000, the Company's workforce consisted of approximately 38 leased personnel all located in the United States. Management believes that by leasing its primary workforce, the Company has controlled its fixed overhead costs and has been able to provide its staff with advantages of improved benefits package and access to retirement plans which can be provided through the larger group status of a leasing arrangement. Management will continue to review this structure, as conditions require.

ITEM 2.  Properties.

The Company does not own any real estate property. The Avalon plant in Phoenix, Arizona is approximately 12,000 square feet and is leased for approximately $0.68 per square foot per month. The Derritron plant in Riverside, California is approximately 10,000 square feet at a cost of approximately $0.47 per square foot per month. The software research and development facility in American Fork, Utah is approximately 3,000 square feet at approximately $1.08 per square foot per month. The Company is a Nevada corporation.

ITEM 3.  Legal Proceedings.

There are no legal proceedings against the Company or its Directors or Officers.

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

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholders Matters.

The Company's common stock has been traded on the over-the-counter market and is listed under the symbol UNDY on the NASD's electronic OTC Bulletin Board. The following table lists the high and low sales prices for the common stock of the Company during the most recent fiscal years:

                                          High                   Low
                                       Sales Price           Sales Price
2000     First Quarter              $            4.91     $            1.38
         Second Quarter                          4.69                  1.13
         Third Quarter                           1.88                   .84
         Fourth Quarter                          2.00                   .69

                                          High                   Low
                                       Sales Price           Sales Price
1999     First Quarter              $             .41     $             .14
         Second Quarter                           .30                   .10
         Third Quarter                            .67                   .26
         Fourth Quarter                          2.49                   .43

As of March, 2001 there were approximately 430 shareholders of its common stock, but based on information with respect to the number of shareholders seeking information or to whom shareholder materials have been distributed, the Company and its transfer agent estimate that there are 2,500 beneficial owners of the Company's common stock.

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

ITEM 6.  Management's Discussion and Analysis or Plan of Operation.

RESULTS OF OPERATION

For the twelve months ended December 31, 2000, the Company posted losses of $779,119 on revenues of $3,553,845 compared with earnings of $47,724 on revenues of $1,570,548 for the twelve months ended December 31, 1999. (For the period ending December 31, 1999, a $101,565 gain from the sale of the Company's European subsidiary, was included in the Company's Income). In 2000, Sales were generated from the Derritron Product line, which included the sales of shakers, controllers, power amps and repair service; and the Avalon Division included equipment for the bare board circuit industry and the income generated from the Sterling licensing agreement. Excluding Research and Development costs, the Company produced operating revenues of approximately $197,000 for the twelve month period ending December 31, 2000. (See Research and Development section below). During the twelve month period ending December 31, 2000, the

Company recorded revenues of approximately $2,021,738 and $1,532,107 from shipments, services and license agreement revenues generated at the Avalon and Derritron facilities respectively.

While the Company's product lines are not subject to inherent seasonal shifts, with the relatively low level of sales of the Company's products to date, the Company's sales have been sensitive to small shifts in revenues and production which have resulted in material monthly fluctuations. In addition, the Company's results to date have been impacted by the financial effect of acquisitions, changes in facilities, modification of operations, and introduction of new product lines and shifts in the existing customer base. The Company has had no operational history and did not engage in business of any kind until late December 1997. All risks inherent in new and inexperienced enterprises are inherent in the Company's business.

Cost of Goods Sold - Not including the Company's $900,000 income from the Sterling licensing agreement, Cost of goods sold for the twelve months ended December 31, 2000 were $1,245,682 resulting in a gross profit on sale of goods of $1,408,163 as compared to cost of goods sold of $482,824 and gross profit of $1,087,724 for the twelve months ending December 31, 1999. Gross margin on goods sold for the year ended December 31, 2000 was 53% as compared to 69% for the year ended December 31, 1999; when the sales were primarily of the NorthStar product. Management anticipates that as its production expands and the product mix is diversified, it will achieve a blended gross margin of approximately 40-50% on its products, including direct labor and customary allocated manufacturing overhead. However, until the new product lines have been introduced, and the Company has developed an operating history, there is significant uncertainty about future gross margins, particularly since gross margins are highly dependent on product prices, sales volumes, material costs and allocation of manufacturing overhead.

Research and Development. For the twelve months ending December 31, 2000, the Company's research and development efforts were conducted at all of the Company's divisions, but primarily at the Company's Engineering and Development Centers in American Fork, Utah and Phoenix, Arizona. Although the NorthStar production activities have been transferred from Utah to the Derritron facility in Riverside, California, research and development efforts continue to be based in Utah and Arizona. Research and Development costs were $977,068 for the twelve-month period ending December 31, 2000; a significant portion of the total operations at both the Utah and Arizona facilities.

Selling, General and Administrative Costs. For the twelve months ended December 31, 2000, selling, general, and administrative costs were $3,087,282 as compared to $1,121,025 in the same period of 1999. The significant increase in general and administrative cost was attributed to the additional staff and facilities needed for the Derritron facility, the cost of the efforts for the development of the Sterling Product line, cost associated with the development of the Derritron product line, and principally that to date, the Company has included staff, facilities, and related overhead of the production managers, engineers, research and development efforts and the labor and overhead costs in American Fork, Utah and Riverside, California as selling, general and administrative costs and has not attributed them to the direct costs of goods sold or the research and development efforts (see "Research and Development" section above) for the various product lines. The Company's research and development efforts constituted 32% of the total selling, general and administrative cost for the twelve month period ending December 31, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had a total cash availability of $222,074 as compared to $461,239 available December 31, 1999; a $239,165 decrease. During the twelve month period ending December 31, 2000, the Company issued 682,546 Common Shares for net cash received of $544,600 of which all were issued on the exercise of outstanding options and through a private placement of securities. The proceeds were used to meet Unidyn's operational needs and to provide further capital for direct cost related to the development of the new product lines. The issuances were made in reliance on the exemption from registration provided by Rule 506 of Regulation D.

During the twelve months ending December 31, 2000 compared to the twelve month period ending December 31, 1999, the Company shifted a significant portion of its assets toward the purchasing of equipment and resources necessary to the development of the Sterling Product Line and Derritron Product Lines and in preparing the Company for the anticipated growth in operations as a result of these lines. The Company intends to continue to seek additional working capital to meet its operating requirements and to provide further capital for expansion, acquisition of strategic technologies and direct costs related to the introduction of the its new product lines. The Company believes that additional capital will be necessary to maintain the dynamic growth plans of the Company; management believes that the working capital presently available plus funds generated from operations will be sufficient to meet the capital requirements for the next 12 months even if substantial additional working capital does not become available. In the event the Company needs additional cash through this process of controlled growth and new product introduction, the Company may issue additional shares or incur indebtedness.

YEAR 2000 STATEMENT

The Company has verified that all internal software used in the operations of the Company and related developments are Year 2000 compliant. The Company sees no risk at this time pertaining to Year 2000 issues in regards to internal company operations. Products currently manufactured by the Company have also been Year 2000 verified. All previous Company customers have the option to purchase both hardware and software upgrades from the Company, which will certify their products as Year 2000 compliant. The amount of needed hardware and software depends on the associated production model in question.

ITEM 7.  Financial Statements and Supplementary Data.

         See Item 13 Below.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

ITEM 9.  Directors and Executive Officers of the Registrant.

The following table shows the positions held by the Company's officers and directors as of December 31, 2000.

       Name              Age                Position
-----------------     ---------    --------------------------
Ira Gentry               45        CEO and Chairman of the Board of Directors
Dr. Don Leaver           46        V.P. Research and Development, Director
John Provazek            47        COO, Director
William Leonard          60        Director
Brian D. Young           34        CFO, Corporate Secretary-Treasurer

Ira Gentry. Mr. Gentry has been CEO and Chairman of the Board of Directors of the Company, since December 1997. He has built strong career in test system industries, including Universal Dynamics, Inc., Scientific Atlanta, Cranfield and GenRad. He also worked at Beechcraft designing flight systems. Mr. Gentry graduated from Arizona State University with degrees in both electrical and mechanical engineering. In addition, he completed over five years of graduate studies at Arizona State University and the University of Cincinnati.

Donald S. Leaver. Mr. Leaver joined the Company as Chief Scientist in April 1998. He worked for Concurrent Computer Corporation as a Software Development Engineer from 1986 to 1998. Mr. Leaver earned his B.A. at the University of Colorado, with a major in mathematics and a minor in physics. He earned M.A. and Ph.D. degrees from the University of Washington in Geophysics. While in graduate school, he co-founded a systems integration firm in Seattle, Washington that designed automated systems for monitoring micro-earthquakes in the vicinities of hydro-dams and nuclear power plants.

John Provazek. Mr. Provazek joined the Company as an outside director in April 1998 and additionally became the Company's Chief Operations Officer in January of 2000. Mr. Provazek received his Bachelors of Science degree in Political Science from Western Washington State University. Prior to coming to Unidyn Corp, Mr. Provazek was an Operations Manager with United Parcel Service. Mr. Provazek's 17 years at UPS were spent between operations (6 years) and Industrial Engineering (11 years). Mr. Provazek has extensive experience in planning and setting up operation centers and building and facility projects.

William Leonard. Mr. Leonard became a Director of Unidyn in June 2000. Mr. Leonard has been employed as a Vice President of Sales for Prisa Networks, Inc., a San Diego based developer of storage area network management software for the fibre channel industry. Prior to joining Prisa Networks, Mr. Leonard was the Western Regional manager of Concurrent Computer Corporation from 1994-1997 where he was responsible for the company's product line in the thirteen western states. Mr. Leonard holds a Bachelor of Science degree from Fordham University.

Brian D. Young, CPA. Mr. Young joined the company in February 2000. He previously worked in a publicly traded manufacturing company's SEC reporting department and was in private practice for 8 years. Mr. Young has also served as a controller for a real estate management and investment company and as a Revenue Agent for the United States Treasury Department. He is a certified public accountant and holds a B.A. in accounting from Cedarville University located in Cedarville, Ohio

During March 2000, the Company announced the additions of John Healy, formerly of AT&T, and James Corrigan, formerly of IBM, to the Company's advisory board.

During the fourth quarter of 2000, it came to the Company's attention that several required ownership forms, SEC forms 3,4,5, were not timely filed for some directors and officers of the Company. The Company initiated and filed all known required forms in January of 2001.

ITEM 10. Executive Compensation.

For the calendar year ending December 31, 2000, as compensation and incentive for services, the Company set up options plans for each of the officers and directors (See Item 11). In addition to the incentive option plans the Company, through leasing companies, paid Officers approximately the following amounts:
Ira Gentry, CEO, $78,200, John Provazek, COO, $48,923.16 and Brian D. Young, CFO, $68,647 for their services rendered. The Company has made no arrangements for the remuneration of its directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company's behalf in the investigation of business opportunities. There are no agreements or understandings with respect to the amount of future remuneration that officers and directors are expected to receive.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of March 20, 2001, information regarding the direct and indirect beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares or an officer or director of the Company. The amount of beneficial ownership is also computed for officers and directors as a group. The footnote to the table shows ownership of derivative securities (options) available to listed Beneficial Owners and Management.

                                  Name and address                   Amount of                Percent
    Title of class               of beneficial owner           beneficial ownership          of class
----------------------     -------------------------------    ----------------------    ------------------
Common Stock               Technet, Inc.                                   3,000,000                     8.48
Common Stock               Ira Gentry                                      166,346(1)                    0.47
                           7410 West Peoria, #240
                           Peoria, Arizona 85345
Common Stock               Dr. Don Leaver                                   60,000(2)                    0.17
                           3702 East Brighton Pt. Dr.
                           Sandy, Utah 84070
Common Stock               John Provazek                                   440,020(3)                    1.24
                           3640 East Roeser Road
                           Phoenix, AZ 85040
Common Stock               William Leonard                                     400(4)                    0.00
                           5424 Reef Way
                           Oxnard, CA 93035
Common Stock               Brian D. Young                                   20,000(5)                    0.05
                           3640 East Roeser Road
                           Phoenix, AZ 85040
Common Stock               All Officers and                                  686,766                     1.94
                           Directors as a Group

         (1) Mr. Gentry also has 1,160,000 options of which 1,000,000 options are fully vested and 160,000 fully vest between April, 2000 and April, 2002.
         (2) Dr. Leaver also has 160,000 options which fully vest between April, 2000 and April, 2002.
         (3) Mr. Provazek also has 330,000 options of which 250,000 options are fully vested and 80,000 options which fully vest between April, 2000 and April, 2002.
         (4) Mr. Leonard also has 50,000 options, which fully vest between July, 2001 and July, 2005
         (5) Mr. Young also has 330,000 options of which 250,000 are fully vested and 80,000 options, which fully vest between July, 2001 and July, 2003.

ITEM 12. Certain Relationships and Related Transactions.

No officer, director, nominee for election as a director, or associate of such officer, director or nominee is or has been in debt to the Company during the last fiscal year.

ITEM 13. Exhibits and Reports on Form 8-K.

         Financial Statements and Financial Statement Schedules.

         Financial Statements - December 31, 2000 and 1999

         No reports were filed in the fourth quarter of 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


                        UNIDYN, CORP.


Date: March 30, 2001    By:/s/ Ira Gentry
                           --------------------------------------------------
                        Ira Gentry, President, CEO and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 30, 2001    By:/s/ Ira Gentry
                           --------------------------------------------------
                        Ira Gentry, President, CEO and Chairman


Date: March 30, 2001    By:/s/ John Provazek
                           --------------------------------------------------
                        John Provazek, COO, Director


Date: March 30, 2001     By:/s/ Don Leaver
                            -------------------------------------------------
                         Don Leaver, Director


Date: March 30, 2001     By:/s/ Brian D. Young
                            -------------------------------------------------
                         Brian D. Young, CFO, Secretary/Treasurer

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
UniDyn, Corp. and subsidiary


We have audited the accompanying consolidated balance sheets of UniDyn, Corp. (a Nevada corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UniDyn, Corp. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations, changes in stockholders' equity, and their cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.


                                                       /s/ Smith & Company
                                                    CERTIFIED PUBLIC ACCOUNTANTS


Salt Lake City, Utah
March 28, 2001


          10 West 100 South, Suite 700o Salt Lake City, Utah 84101-1554
              Telephone: (801) 575-8297o Facsimile: (801) 575-8306
                       E-mail: smith&co@smithandcocpa.com
          Members: American Institute of Certified Public Accountantso
                Utah Association of Certified Public Accountants

                         UNIDYN, CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                       December 31,
                                                          ---------------------------------------
                                                                 2000                  1999
                                                          -----------------     -----------------
             ASSETS
CURRENT ASSETS
         Cash in bank                                     $         222,074     $         461,239
         Accounts receivable                                        568,670               431,857
         Receivables - Employees                                     15,500                     0
         Stock subscription                                               0               207,000
         Deferred tax benefit (Note 6)                               14,500                14,500
         Deferred interest expense                                   18,000                     0
         Prepaid expense                                             11,850                11,850
         Inventory (Note 1)                                         895,217               333,551
                                                          -----------------     -----------------

                      TOTAL CURRENT ASSETS                        1,745,811             1,459,997

PROPERTY, PLANT & EQUIPMENT (Note 3)                                620,250               560,642

OTHER ASSETS
         Sterling Patent (Note 9)                                         0                     0
         Deposits and other                                          98,971                 8,184
         Goodwill (Note 19)                                       1,181,702             1,266,105
         Deferred tax benefit (Note 7)                              181,500               181,500
         Derritron Technology (Note 11)                           3,919,324             4,008,400
                                                          -----------------     -----------------
                                                                  5,381,497             5,464,189
                                                          -----------------     -----------------

                                                          $       7,747,558     $       7,484,828
                                                          =================     =================

             LIABILITIES & EQUITY
CURRENT LIABILITIES
         Accounts payable                                 $          89,997     $         290,485
         Payable - related party (Note 4)                                 0               119,369
         Accrued expenses                                            64,973                31,835
         Loans payable current portion (Note 5)                       5,633               314,680
         Deposits                                                    21,561                21,956
                                                          -----------------     -----------------

                      TOTAL CURRENT LIABILITIES                     182,164               778,325

LONG-TERM LIABILITIES
         Note payable (Note 5)                                    1,047,300                     0
                                                          -----------------     -----------------

                          TOTAL LIABILITIES                       1,229,464             778,325

STOCKHOLDERS' EQUITY
          Common Stock $.001 par value:
          Authorized - 100,000,000 shares
          Issued and outstanding 35,382,546 shares
             (34,700,000 in 1999)                                    35,383                34,700
         Additional paid-in capital                               7,148,409             6,558,382
         Retained earnings (deficit)                               (659,112)              120,007
         Accumulated other comprehensive loss                        (6,586)               (6,586)
                                                          -----------------     -----------------

                      TOTAL STOCKHOLDERS' EQUITY                  6,518,094             6,706,503
                                                          -----------------     -----------------

                                                          $       7,747,558     $       7,484,828
                                                          =================     =================


See Notes to Consolidated Financial Statements.

                         UNIDYN, CORP. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                                                                                  Year ended
                                                                                                  December 31,
                                                                                             2000              1999
                                                                                        --------------    --------------
Net product sales                                                                       $    2,653,845    $    1,570,548
Other sales                                                                                    900,000                 0
Cost of sales                                                                               (1,245,682)         (482,824)
                                                                                        --------------    --------------

                      GROSS PROFIT                                                           2,308,163         1,087,724

Other Income
         Gain on disposal of net assets of subsidiary/Universal                                      0           101,565
                                                                                        --------------    --------------
                                                                                                     0           101,565

General & administrative expenses:
         Accounting/legal                                                                      103,104            41,482
         Advertising/promotion                                                                 107,032            16,018
         Amortization and depreciation                                                         296,093            18,617
         Bad debts                                                                              37,943             1,000
         Bank charges                                                                            5,277             6,166

         Commissions/consulting                                                                  7,190            17,140
         Engineering/R&D                                                                       977,068                 0
         Interest expense                                                                      106,498            11,318
         Office expense                                                                         34,694            29,707

         Payroll taxes and benefits                                                                  0            15,225
         Professional services                                                                  27,941             1,000
         Property taxes                                                                              0             9,846
         Rent                                                                                  141,139            78,801
         Repairs and maintenance                                                                13,655             4,354

         Salaries/employee leasing                                                             983,685           758,662
         Telephone                                                                              38,926            22,672
         Travel                                                                                 67,893            46,134
         Utilities                                                                              19,816             6,826
         Vehicle expense                                                                        28,600            25,428
         Miscellaneous                                                                          90,728            10,629
                                                                                        --------------    --------------
                                                                                             3,087,282         1,121,025

                          NET INCOME (LOSS) BEFORE INCOME TAXES                               (779,119)           68,264

Income tax expense                                                                                   0            13,954
                                                                                        --------------    --------------

                          NET INCOME (LOSS)                                                   (779,119)            54,310
OTHER COMPREHENSIVE LOSS
         Foreign currency translation adjustments                                                    0            (6,586)
                                                                                        --------------    --------------

                          TOTAL COMPREHENSIVE INCOME (LOSS)                             $     (779,199)   $       47,724
                                                                                        ==============    ==============


Net income (loss) per weighted average share                                            $         (.02)   $          .00
                                                                                        ==============    ==============


Weighted average number of common shares used to compute
 net income per weighted average share                                                      35,154,293        32,014,877
                                                                                        ==============    ==============


See Notes to Consolidated Financial Statements.

                         UNIDYN, CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years ended December 21, 2000 and 1999


                                                                                                                    Accumulated
                                                          Common Stock             Additional       Retained           other
                                                        Par Value $0.001             Paid-in        Earnings       Comprehensive
                                                    Shares          Amount           Capital        (Deficit)          Loss
                                                 -------------  -------------     -------------  -------------  ------------------
Balances at 12/31/98                                32,000,000  $      32,000     $    4,341,832 $      65,697  $                0
   Issued for services at $.16                         130,000            130            20,670
   Sold for $.40                                     1,005,000          1,005           400,995
   Sold for $1.00                                      565,000            565           564,435
   Capital raising costs                                     0              0          (145,050)
   Issued for assets                                   300,000            300           399,700
   Issued for Avalon subsidiary                        700,000            700           975,800
   Foreign currency translation adjustments                                                                                 (6,586)
Net income for year                                                                                     54,310
                                                 -------------  -------------     -------------  -------------  ------------------

Balances at 12/31/99                                34,700,000         34,700         6,558,382        120,007              (6,586)
   Issued for services                                  27,000             27            22,083
   Exercise of warrants                                655,546            656           543,944
   Adjusted per warrants
     Issued for loan                                                                     24,000
Net loss for year                                                                                     (779,119)
                                                 -------------  -------------     -------------  -------------  ------------------

Balances at 12/31/00                                35,382,546  $      35,383     $   7,148,409  $    (659,112) $           (6,586)




See Notes to Consolidated Financial Statements.

                          UNIDYN, CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Year ended
                                                                                         December 31,
                                                                               --------------------------------
                                                                                    2000              1999
                                                                               --------------    --------------
OPERATING ACTIVITIES
   Net income (loss)                                                           $     (779,119)   $       54,310
   Adjustments to reconcile net income (loss) to cash
     provided by operating  activities:
       Gain on sale of subsidiary                                                           0            (5,717)
       Amortization and depreciation                                                  296,093            18,617
       Non-cash interest expense                                                       99,500                 0
       Stock issued for expenses                                                       22,110            20,800
       Deferred interest                                                                6,000                 0
       Deferred taxes                                                                       0            15,000
       Foreign currency translation                                                         0            (6,586)
   Changes in assets and liabilities:
       Accounts receivable                                                           (136,813)         (137,825)
       Inventory                                                                     (561,666)          (11,889)
       Prepaid expense                                                                      0            (3,364)
       Accounts payable                                                              (200,488)          135,531
       Accrued expenses                                                                30,938            (5,958)
       Payable (receivable) - related party                                           (15,500)           28,699
       Customer Deposits                                                              (91,182)                0
       Income taxes payable                                                                 0               (50)
                                                                               --------------    --------------

                                                 NET CASH PROVIDED (REQUIRED)
                                                      BY OPERATING ACTIVITIES      (1,330,127)          101,568

INVESTING ACTIVITIES
   Purchase of equipment/cost adjustment                                             (182,222)           (7,065)
   Goodwill                                                                                 0          (369,970)
   Avalon acquisition                                                                       0          (144,869)
                                                                               --------------    --------------

                                        NET CASH USED BY INVESTING ACTIVITIES        (182,222)         (521,904)

FINANCING ACTIVITIES
   Sale of common stock                                                               544,600           760,000
   Collection of stock subscriptions receivable                                       207,000                 0
   Cash from subsidiary                                                                     0               635
   Loan principal payments                                                           (428,416)                0
   Loan proceeds                                                                      950,000                 0
   Cash to former subsidiary                                                                0           (17,996)
                                                                               --------------    --------------

                                                    NET CASH PROVIDED (USED)
                                                      BY FINANCING ACTIVITIES       1,273,184           742,639
                                                                               --------------    --------------

                                                       INCREASE (DECREASE) IN
                                                    CASH AND CASH EQUIVALENTS        (239,165)          322,303

   Cash and cash equivalents at beginning of year                                     461,239           138,936
                                                                               --------------    --------------

                                       CASH & CASH EQUIVALENTS AT END OF YEAR  $      222,074    $      461,239
                                                                               ==============    ==============

Cash paid for:
   Interest                                                                    $          998    $          380
   Taxes                                                                                    0               468


See Notes to Consolidated Financial Statements.

                         UNIDYN, CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Accounting Methods
The Company recognizes income and expenses based on the accrual method of accounting.

Principals of Consolidation
The balance sheets for 2000 and 1999 contain the accounts of the Company and its wholly owned subsidiary, Avalon Manufacturing Co., which was acquired on December 31, 1999. The statement of operations for 1999 contains the accounts of the Company and its formerly owned subsidiary, Unidyn (Europe) Limited for the first three months of 1999. Unidyn (Europe) was sold to the Company's major shareholder on April 1, 1999.

NorthStar Assets (Other Assets)
The Company balance sheets show related company values for both Sterling and Derritron assets. No fixed asset value, however, is indicated for the NorthStar control system product and its related control system software due to the general accounting principals applied during the acquisition of the asset in December 1997, which presents the assets at historical cost.

Dividend Policy
To date, the Company has not adopted any policy regarding payment of dividends in cash.

Organization Costs
The Company amortized its organization costs over a five year period.

Inventory
Inventory consists of items for resale and is valued at the lower of cost (first-in, first-out basis) or market value. The December 31, 2000 inventory, including finished goods, raw materials and works in process was $895,217.

Revenue Recognition
Revenue is recognized upon shipment of products.

Allowance for Uncollectible Accounts
The Company  provides an allowance for  uncollectible  accounts based upon prior
 collection   experience   and   management's   assessment   of  the   potential
 collectability of existing accounts.

 Cash and Cash Equivalents
 For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Earnings per share
Earnings per common and common equivalent share are computed by dividing net earnings by the weighted average common shares outstanding during each year.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates.

Stock Options
The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25) and related interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under Financial Accounting Standards Board ("FASB") FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS123).

                         UNIDYN, CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 2000 and 1999

NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

Income Taxes
The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Tax credits are recorded in the year realized. In February, 1992, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which supersedes substantially all existing authoritative literature for accounting for income taxes, and requires deferred tax balances to be adjusted to reflect the tax rates in effect when those amounts are expected to become payable or refundable.

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

The business of the Company is focused on developing, manufacturing, assembling and distributing specialized engineering products. The current product lines, including the vibration stress screening ("VSS") machinery manufactured under the NorthStar and Derritron brands and the on-line inspection products being developed at the Avalon facility as the Sterling Product Line, are directed principally to testing electronic and mechanical components and providing on-line quality control testing for printed circuit boards. In January 2000, the Company recognized initial revenues from the Derritron line of products. In addition to this product introduction, the Company has, in its third quarter, established a license agreement for the Sterling Product Line. The Company plans to continue seeking additional licensing contracts for the Sterling Product Line and licensing opportunities for all its products. The Company also plans to maintain its emphasis on developing and distributing specialized engineering and testing products and to consider ancillary technology opportunities that capitalize on its existing capacity as a leading builder of manufacturing equipment as well as its engineering and testing capacities.

NOTE 3:           PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment as of December 31, 2000 and December 31, 1999 are summarized as follows:

                                                  Accumulated            Net Book Value
                                    Cost         Depreciation          2000          1999
                               -------------  ------------------  -------------  -------------
  Vehicles                     $      10,000  $            2,225  $       7,775  $      47,768
  Computers & Equipment              108,554              21,412         87,142         43,768
  Machinery and Equipment            527,973              66,608        461,365        440,000
  Furniture & Fixtures                38,568               7,662         30,906         25,606
  Leasehold Improvements              53,454              20,392         33,062          3,500
                               -------------  ------------------  -------------  -------------
                               $     738,549  $          118,299  $     620,250  $     560,642
                               =============  ==================  =============  =============

Depreciation expense is calculated under straight-line and accelerated methods, based on the estimated service lives of depreciable assets. Depreciation expense for the year ended December 31, 2000 amounted to $122,088, ($18,617 in 1999).

NOTE 4:           RELATED PARTY TRANSACTIONS

During 2000, the Company made full payment for all monies owed to Universal Dynamics, Inc. and as of December 31, 2000, owed no funds to or had any transactions with related parties.

                         UNIDYN, CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 2000 and 1999

NOTE 5:           LOANS PAYABLE

Loans payable at December 31, 2000 and December 31, 1999 are as follows:

                                                                  Principal Balances
                                                         2000                             1999
                           Interest Rate        Current       Long-term          Current       Long-term
                           -------------    --------------  -------------    -------------   -------------
Capital leases                    13.32%    $            0  $           0    $       2,680   $           0
Kenney Ventures(1)                12.00%                 0              0          312,000               0
Other Loans Payable(2)             6.00%                 0      1,047,300                0               0
                                            --------------  -------------    -------------   -------------
Totals                                      $            0  $   1,047,300    $     314,680   $           0
                                            ==============  =============    =============   =============

         (1)      Repaid in March 2000.
         (2) Note payable matures in March of 2003 and includes $47,300 in accrued interest through December 31, 2000, which amount is due at maturity of note.

NOTE 6:           INCOME TAXES

Components of income tax are as follows:

                                       2000           1999
                                  -------------   -------------
                    Current
                      Federal     $           0   $      (1,096)
                      State                   0              50
                                  -------------   -------------
                                              0          (1,046)
                    Deferred                  0          15,000
                                  -------------   -------------
                                  $           0   $      13,954
                                  =============   =============

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes is as follows:

                                                       2000           1999
                                                   -------------  -------------
  Income tax computed at Federal statutory
    tax rate                                       $    (264,900) $      23,210
  Deferred taxes and other                               264,900         (9,306)
  State taxes (net of federal benefit)                         0             50
                                                   -------------  -------------
                                                   $           0  $      13,954
                                                   =============  =============

The significant component of the Company's deferred tax asset for income taxes consists of the following:

                      Current deferred tax asset
                         Basis of patent for tax purposes   $      14,500
                                                            =============

                      Long-term deferred tax asset
                         Basis of patent for tax purposes   $     181,500
                                                            =============

NOTE 7:           COMMITMENTS AND CONTINGENCIES

The Company has three month-to-month leases on the buildings in 1)Arizona for the Avalon Division, 2)California for the Derritron Division, and 3)Utah for the software research and development facility. The Avalon plant in Phoenix, Arizona is approximately 12,000 square feet and is leased for approximately $0.68 per square foot per month. The Derritron plant in Riverside, California is approximately 10,000 square feet and costs approximately $0.47 per square foot per month. The software research and development facility in American Fork, Utah is approximately 3,000 square feet and costs approximately $1.08 per square foot per month. As a whole, the corporation pays approximately $16,750 per month in building rents; a total of $201,000 annually.

NOTE 8:           MAJOR CUSTOMERS

Sales to three customers represented 24.3%, 7.3% and 6.5% during the year ended December 31, 2000. As of December 31, 2000, accounts receivable from these three customers represented 34.5%, 4.5%, and 4.6%, respectively.

                         UNIDYN, CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 2000 and 1999

NOTE 8:           MAJOR CUSTOMERS (continued)

Sales to three customers represented 48.5%, 21.34%, and 13.04% during the year ended December 31, 1999. As of December 31, 1999, accounts receivable from these three customers represented 15.37%, 15.07%, and 20.72%, respectively.

NOTE 9:           STERLING PATENT

During the quarter ended June 30, 1998, the Company issued 6,416,000 shares of restricted common stock, previously held as treasury stock, to acquire the rights to patent the Sterling Project from Universal. The patent rights will be amortized over fifteen years for income tax purposes. For financial statement purposes, the asset has a no cost basis, as it was acquired from Universal.

The Sterling Project will allow the testing of printed circuit boards and other general electronic devices. Sterling will allow the electronics manufacturer to access the workmanship of their manufactured electronics and improve the estimated projected life of the printed circuit board or other items tested. Sterling is projected to significantly reduce manufacturer warranty return rates.

NOTE 10:          DERRITRON TECHNOLOGY

Effective June 30, 1998, the Company issued 14,576,000 shares of restricted common stock, previously held as treasury stock, to acquire the business and associated technology known as Derritron. Derritron is a well- recognized business involving vibration shakers and other related technology. This technology has been integrated with the NorthStar vibration control systems acquired from Universal Dynamics. The technology will be amortized over 15 years. With this acquisition, the Company receives the patent, products, know-how, drawings, the trade name, manufacturing equipment, and an established market presence in England and in other parts of Europe, Asia, South America, India, and China.

NOTE 11:          OPTIONS

On April 1, 2000, as part of an agreement to provide the Company investor relations and corporate communication services, Investor Relations Group (IRG) was issued options to acquire 150,000 shares (75,000 are exercisable for two years and 75,000 are exercisable for three years) of restricted shares assignable to IRG officers and employees. The issued options have an exercise price of $2.99 per share based on the average sale price of the stock for the preceding five trading days prior to April 1, 2000.

In connection with a $1 million loan received by the Company during the first quarter, the lender was paid a loan fee of $50,000 and was granted warrants to acquire 150,000 shares at an exercise price of $2.77, which was equal to 85% of the market price on the date of grant. The difference between the exercise price and the calculated fair market value of the shares issuable on exercise of the options was reported as interest expense and amortized over the period of the loan.

On July 31, 2000, the Company granted 100,000 options to a Company officer and 50,000 options to one of the Company's directors. The grants allowed for the purchase of Common Stock at $.89 per share, based on the fair market value of the stock at the grant date. The options vest over the next four years and have a term of ten years.

On September 25, 2000, the Company granted 1,000 options each to five employees for meeting project goals. The grants allowed for the purchase of Common Stock at $1.56 per share, based on the fair market value of the stock at the grant date plus 15% in compliance with the Company's stock options plan. The options vest over the next five years and have a term of ten years.

On October 16, 2000, the Company granted 1,000,000, 250,000 and 250,000 options to the three Company officers, respectively. The grants allowed for the purchase of Common Stock at $1.10 per share, based on the fair market value of the stock at the grant date plus 15% in compliance with the Company's stock options plan. The options are immediately and fully vested at the date of grant.

                         UNIDYN, CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 2000 and 1999

NOTE 11:          OPTIONS (continued)

On December 11, 2000, the Company granted 105,000 options to an employee for meeting project goals. The grant allowed for the purchase of Common Stock at $1.17 per share, based on the fair market value of the stock at the grant date plus 15% in compliance with the Company's stock options plan. The options vest over the next seven years and have a term of ten years.

The following information applies to options outstanding at December 31, 2000:

                                                 Options outstanding                     Options exercisable
                                    --------------------------------------------    ----------------------------
                                                      Wtd. Avg.      Wtd. Avg.                        Wtd. Avg.
                                       Number         remaining      exercise          Number         exercise
                                     Outstanding     life (years)      Price         exercisable        price
                                    -------------  --------------  -------------    -------------  -------------
     Exercise price
       $.16 - $2.77                     2,491,454           9.82  $         1.10        2,250,654  $        1.22
                                    =============  =============  ==============    =============  =============

The Company recognized interest expenses of $6,000 under the Plan for the year ended December 31, 2000. Had compensation cost for the Plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and net loss per share would have been:

       Net loss                     As reported    $    (779,119)
                                    Pro forma      $    (585,369)

       Basic loss per share         As reported    $        (.02)
                                    Pro forma      $        (.02)

These pro forma numbers may not be representative of future disclosures. The fair value of each option grant is estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions used for grants in 2000: Risk-free interest rate of 6.50 percent, expected lives of 2 - 10 years and volatility of 96 - 354%. The weighted-average fair value of options granted during 2000 was $1.27.

NOTE 12:          SEGMENT INFORMATION

In 2000, the Company's Avalon and Derritron Subsidiaries had sales of $2,021,738 and $1,532,107, cost of goods sold of $486,701 and $758,981, general and administrative expenses of $940,058 and $1,285,355, and net income(loss) of $594,979 and ($512,229), respectively. Unidyn's corporate division, which generates no income and incurs costs for corporate employees and corporate overhead costs, had costs totaling $861,869 for the twelve month period ending December 31, 2000.

In 1999, the Company's European Derritron subsidiary had sales in Europe of $36,145, with cost of sales of $23,926, general and administrative expenses of $90,779, and a net loss of $78,560. Included in cost of sales is $16,533 paid to the Company for the sale of inventory. The Company did not have any overseas operations in 2000.

In 2000, the Company, through its Avalon and Derritron divisions, had sales in foreign countries of $174,090 and $1,084,857 respectively, compared to 1999 when the Company had sales in foreign countries of $883,964.

NOTE 13:          ACQUISITION OF AVALON

On December 31, 1999, the Company acquired Avalon Manufacturing Co. as a wholly owned subsidiary in a purchase transaction. The Consideration paid was $1,658,470, which consisted of cash of $369,970, 700,000 shares of common stock valued at $976,500, and a promissory note in the amount of $312,000.

NOTE 14:          2000 STOCK SALES

During the twelve month period ending December 31, 2000, the Company issued 682,546 Common Shares for a net cash receipt of $544,600 of which all shares were issued on the exercise of outstanding options and through a private placement of securities. The proceeds were used to meet Unidyn's operational needs and to provide further capital for direct costs related to the development of the new product lines. The issuances were made in reliance on the exemption from registration provided by Rule 506 of Regulation D.

                         UNIDYN, CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 2000 and 1999
NOTE 15:          GOODWILL

Goodwill relates to the acquisition of Avalon and will be amortized over fifteen years. The Company assigned some of the excess purchase price to property, plant, and equipment. The Company determined there were no other intangible assets to record, and thus recorded goodwill for the balance of the excess of purchase price over net assets acquired.