Form 10QSB
period 2001-03-31
UNIDYN CORP
filed 2001-05-15
CIK 894542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    March 31, 2001
                                            --------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-31
                    ---------------


                                  UNIDYN, CORP.
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                               87-0438639
--------------------------------------------         ---------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)


3640 East Roeser Road
Phoenix, Arizona                                            85040
----------------------------------------             --------------------
(Address of principal executive offices)                  (Zip Code)


Issuer's telephone number, including area code:               (602) 426-8634
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

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding as of March 31, 2001
-------------------------------------         --------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                   35,382,546 SHARES

PART 1.  FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

BASIS OF PRESENTATION

General

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                         UNIDYN, CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                  March 31,                December 31,
                                                                                    2001                       2000
                                                                           ----------------------    ----------------------
ASSETS                                                                          (Unaudited)                 (Audited)
           CURRENT ASSETS
              Cash in bank                                                 $              144,179    $              222,074
              Accounts receivable                                                         454,460                   568,670
              Receivables - Employees                                                      18,750                    15,500
              Deferred tax benefit                                                              0                    14,500
              Deferred interest expense                                                    49,000                    18,000
              Prepaid expense                                                              11,850                    11,850
              Inventory                                                                 1,088,355                   895,217
                                                                           ----------------------    ----------------------

                                                     TOTAL CURRENT ASSETS               1,766,594                 1,745,811

PROPERTY, PLANT & EQUIPMENT                                                               648,661                   620,250

OTHER ASSETS
              Deposits and other                                                          120,608                    98,971
              Goodwill                                                                  1,160,600                 1,181,702
              Deferred tax benefit                                                        196,000                   181,500
              Derritron Technology                                                      3,897,055                 3,919,324
                                                                           ----------------------    ----------------------
                                                                                        5,374,263                 5,381,497
                                                                           ----------------------    ----------------------

                                                                           $            7,789,518    $            7,747,558
                                                                           ======================    ======================

LIABILITIES & EQUITY
           CURRENT LIABILITIES
              Accounts payable                                             $              148,279    $               89,997
              Accrued expenses                                                             58,596                    64,973
              Loans payable current portion                                                 2,497                     5,633
              Deposits                                                                     21,474                    21.561
                                                                           ----------------------    ----------------------

                                                TOTAL CURRENT LIABILITIES                 230,846                   182.164

           LONG-TERM LIABILITIES
              Note payable                                                              1,354,300                 1,047,300
                                                                           ----------------------    ----------------------

                                                        TOTAL LIABILITIES               1,585,146                 1,229,464

           STOCKHOLDERS' EQUITY
              Common Stock $.001 par value:
                Authorized - 100,000,000 shares
                Issued and outstanding 35,382,546 shares                                   35,383                    35,383
              Additional paid-in capital                                                7,197,909                 7,148,409
              Retained earnings (deficit)                                              (1,022,334)                 (659,112)
              Accumulated other comprehensive loss                                         (6,586)                   (6,586)
                                                                           ----------------------    ----------------------

                                               TOTAL STOCKHOLDERS' EQUITY               6,204,372                 6,518,097
                                                                           ----------------------    ----------------------

                                                                           $            7,789,518    $            7,747,558
                                                                           ======================    ======================

                         UNIDYN, CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                2001               2000
                                                                         -----------------   -----------------
Net sales                                                                $         633,627   $         698,646
Cost of sales                                                                      230,409             340,978
                                                                         -----------------   -----------------

                                                           GROSS PROFIT            403,218             357,668

General and administrative expenses                                                766,440             831,545
                                                                         -----------------   -----------------

                                                      NET INCOME (LOSS)
                                                    BEFORE INCOME TAXES           (363,222)           (473,877)

Income tax expense                                                                       0                   0
                                                                         -----------------   -----------------

                                                      NET INCOME (LOSS)  $        (363,222)  $        (473,877)
                                                                         =================   =================

Basic and diluted net income (loss) per
   weighted average share                                                $            (.01)  $            (.01)
                                                                         =================   =================

Weighted average number of common shares used to
   compute net income (loss) per weighted average share                         35,382,546          34,901,250
                                                                         =================   =================

                         UNIDYN, CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                2001               2000
                                                                         -----------------   -----------------

OPERATING ACTIVITIES
   Net income (loss)                                                     $        (363,222)  $        (473,877)
   Adjustments to reconcile net income (loss) to cash provided
     (required) by operating activities:
       Depreciation and amortization                                                77,902              58,026
       Non-cash interest expense                                                    34,447              54,500
       Deferred interest expense                                                   (18,500)                  0
   Changes in assets and liabilities:
       Accounts receivable                                                         114,209             (11,246)
       Inventory                                                                  (193,138)            (38,185)
       Accounts payable                                                             58,282             (82,780)
       Accrued expenses                                                             (3,823)               (259)
       Payable - related party                                                      (3,250)            (31,950)
       Deposits                                                                    (21,724)            (21,535)
                                                                         -----------------   -----------------

                                           NET CASH PROVIDED (REQUIRED)
                                                BY OPERATING ACTIVITIES           (318,817)           (547,306)

INVESTING ACTIVITIES
   Purchase of equipment / cost adjustment                                         (62,942)            (12,773)
                                                                         -----------------   -----------------

                                              NET CASH PROVIDED  (USED)
                                                BY INVESTING ACTIVITIES            (62,942)            (12,773)

FINANCING ACTIVITIES
   Sale of common stock                                                                  0             531,051
   Loan principal payments                                                          (3,136)           (314,680)
   Loan proceeds                                                                   307,000             950,000
                                                                         -----------------   -----------------

                                            NET CASH PROVIDED (USED) BY
                                                   FINANCING ACTIVITIES            303,864           1,166,371
                                                                         -----------------   -----------------

                                            INCREASE (DECREASE) IN CASH
                                                   AND CASH EQUIVALENTS            (77,895)            606,292

Cash and cash equivalents at beginning of year                                     222,074             461,239
                                                                         -----------------   -----------------

                                              CASH AND CASH EQUIVALENTS
                                                       AT END OF PERIOD  $         144,179   $       1,067,531
                                                                         =================   =================

Cash paid for income taxes                                               $               0   $               0
Cash paid for interest                                                                   0                 427


                         UNIDYN, CORP. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                          FINANCIAL STATEMENTS For the
                          Quarter ending March 31, 2001


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Accounting Methods
The Company recognizes income and expenses based on the accrual method of accounting.

Principals of Consolidation
The balance sheets for 2001 and 2000 contain the accounts of the Company and its wholly owned subsidiaries, Avalon Manufacturing Co. and Derritron Vibration Products.

Dividend Policy
To date, the Company has not adopted any policy regarding payment of dividends in cash.

Organization Costs
The Company amortized its organization costs over a five-year period.

Inventory
Inventory consists of items for resale and is valued at the lower of cost (first-in, first-out basis) or market value. The March 31, 2001 inventory, including finished goods, raw materials and works in process was $1,088,355.

Revenue Recognition
Revenue is recognized upon shipment of products.

Allowance for Uncollectible Accounts
The Company provides an allowance for uncollectible accounts based upon prior collection experience and management's assessment of the potential collect ability of existing accounts.

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

The business of the Company is focused on developing, manufacturing, assembling and distributing specialized engineering products. The current product lines, including the vibration stress screening ("VSS") machinery manufactured at the Derritron facility and equipment for the circuit board industry at the Avalon facility.

NOTE 3:  STERLING PATENT

During the quarter ended June 30, 1998, the Company issued 6,416,000 shares of restricted common stock, previously held as treasury stock, to acquire the rights to patent the Sterling Process from Universal Dynamics, Inc. During the third quarter of 2000, a patent was filed on the Sterling Product Line process. The associated patent cost will be amortized over fifteen years for income tax purposes and 17 years for accounting purposes, and were recorded as part of property, plant, and equipment.

NOTE 4:  DERRITRON TECHNOLOGY

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

NOTE 5:  OPTIONS

On February 8, 2001, the Company granted 250,000 options to an employee as part of an incentive package to join the Company. The grant allowed for the purchase of Common Stock at $0.85 per share, based on the fair market value of the stock at the grant date plus 15% in compliance with the Company's stock options plan. The options vest over the next five years and have a term of ten years.

On February 14, 2001, the Company re-priced a total of 1.5 million previously issued options of its officers that allowed for the purchase of Common Stock at $0.66 per share, based on the fair market value of the stock at the grant date plus 15% in compliance with the Company's stock options plan. The previously issued options allowed the officers to purchase Common Stock at $1.10 per share.

On March 27, 2001, the Company granted 5,000 options to an employee for meeting project goals. The grant allowed for the purchase of Common Stock at $0.455 per share, based on the fair market value of the stock at the grant date plus 15% in compliance with the Company's stock options plan. The options vest over the next five years and have a term of ten years.

NOTE 6:   SEGMENT INFORMATION

For the three month period ending March 31, 2001, the Company's Avalon and Derritron Subsidiaries had sales of $106,582 and $527,045, cost of goods sold of $24,656 and $205,753, general and administrative expenses of $252,960 and $345,997, and net loss of $171,035 and $24,704, respectively. UniDyn's corporate division, which generates no income and incurs costs for corporate employees and corporate overhead costs, had costs totaling $167,483 for the period.

NOTE 7:   GOODWILL

Goodwill relates to the acquisition of Avalon and will be amortized over fifteen years. The Company assigned some of the excess purchase price to property, plant, and equipment. The Company determined there were no other intangible assets to record, and thus recorded goodwill for the balance of the excess of purchase price over net assets acquired.

NOTE 8:   NOTES PAYABLES

During the first quarter of 2001, the Company obtained two loans from an unrelated party for $142,000 and $150,000, respectively. The first promissory note was issued on February 8, 2001 in the amount of $142,000. The loan matures on February 8, 2004 carries an 8% simple annual interest rate with no principle or interest payments due until the maturity of the Note. The second promissory note was issued on March 28, 2001 in the amount of $150,000. The loan matures on March 28, 2004 carries an 8% simple annual interest rate with no principle or interest payments due until the note's maturity. The Company has accrued for the interest in the current period and increased the Company's obligation for long-term debt appropriately.

NOTE 9:   SUBSEQUENT EVENTS

Currently, the Company is evaluating the Sterling Product. The current results suggest that the distinct parameters previously observed may not be achievable on a consistent basis in the current Sterling Product configuration. Based on the reports, the introduction of a commercial product and the associated revenues will be delayed and may not be realized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS. SEE ALSO THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2000.

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

The business of the Company is focused on developing, manufacturing, assembling and distributing specially engineered products. The current product lines include the vibration stress screening ("VSS") equipment manufactured under the Derritron brand name and machinery for the unpopulated circuit board industry under the Avalon brand name.

On December 31, 1999, the Company completed the acquisition of Avalon Manufacturing Company, a private entity based in Phoenix, Arizona, which offers significant experience in providing the equipment for the manufacture of printed circuit boards. At the Avalon facility, the Company is focusing on meeting the needs of its current customer base as well as establishing new and redesigned products for its market.

The Company's traditional core business, through its NorthStar brand and more recently through the Derritron line, offers vibration testing and Vibration Test Screening products that are utilized to check the integrity of printed circuit boards and other components for automotive and electronics applications. The NorthStar vibration control system uses a Microsoft(R)- based Windows(R) product acquired in 1997, which is fully integrated into the Company's proprietary control system software package. The NorthStar and Derritron products include the 1) vibration hardware or "shaker" units which mechanically vibrate the test platform, 2) the vibration control system which measures output and regulates shaker intensity, and 3) the amplifier unit which provides power to the shaker unit. These Vibration Test Screening products are marketed directly by the Company under the trade name Derritron, and are also manufactured by the Company on an OEM basis. Through OEMs, the products may be repackaged and sold for use in the aerospace, automotive and semiconductor industries.

In a production environment, the Vibration Test Screening test equipment can identify latent defects not readily recognizable through visual inspection or during the development and design process. The use of on-line VSS testing for electronic and mechanical components, such as printed circuit boards, saves rework time during production, reduces warranty exposure, and may enhance product quality and longevity. VSS is most effective in detecting intermittent defects such as loose connections, broken parts, cracked traces, poor solder joints and mechanical flaws.

During 1999, the Derritron operations were reorganized; operations at a facility in Riverside, California commenced on January 2, 2000 and the first shipments of the Company's Derritron products were made in the first quarter of 2000. During the end of the first quarter and in April 2000, the Company transferred its NorthStar production to the Riverside facility to allow the Company to offer turnkey vibration test products from its Riverside location. The consolidation of the NorthStar product into the Derritron operations in Riverside, California was completed during the second quarter of 2000.

During 2000, the Company expended significant resources into the startup of the Derritron division in Riverside, CA and for the development of products at both the Derritron and Avalon Divisions. The Company's Derritron Division engineered, designed, and produced several products including: VP-5, VP-30 and VP-50 Shakers, and power and logic modules for the Derritron amplifiers.

During 2000, the Company used its Avalon facilities to work on the development of the Sterling Product Line, which has been designed as a stand-alone piece of equipment that would provide for a fully integrated, on-line quality control testing of printed circuit boards. The Sterling Technology has patents pending in the United States and Taiwan; which protects the Company in the targeted worldwide markets. As a result of the efforts made toward new product developments, the Company expended significant resources toward research and development during the year 2000 (see Research and Development section in the Company's Results of Operations Section).

Recent evaluations of the Sterling Product, beta site data and other testing results, as disclosed in the Company's May 7th press release suggest that the distinct parameters previously observed might not be achievable on a consistent basis in the current Sterling Product configuration. Based on the reports, the introduction of a commercial product and its associated revenues are expected to be delayed and may not be realized. At a special meeting on May 5th, 2001, the Board of Directors instructed management to continue to review the Sterling Product to determine its marketability and the capital requirements to pursue the product. Subsequently, management was instructed to report to the Board on operating modifications, which may be required if the Company continues or suspends the Sterling Project. In the interim, the Board confirmed management's intent to focus Company operations on its core Derritron Product Line. The evaluation of the Sterling Product is currently underway.

As of March 2001, the Company's workforce consisted of approximately 34 leased personnel all located in the United States. In response to a general decline in the circuit board and related industries and the current evaluation of the Sterling Project, the Company reduced the size of its leased workforce during April and May and continues to make efforts to reduce costs. Management believes that by leasing its primary workforce, the Company has controlled its fixed overhead costs and has been able to provide its staff with advantages of improved benefits packages and access to retirement plans which can be provided through the larger group status of a leasing arrangement. Management will continue to review this structure, as conditions require.

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

RESULTS OF OPERATIONS

For the quarter  ended March 31,  2001  compared to the quarter  ended March 31,
2000

For the three month period ending March 31, 2001, the Company reported, on a consolidated basis, sales of $633,627 as compared to sales of $698,646 for the same quarter in 2000, resulting in a loss of $363,222 for the three months ending March 31, 2001 as compared to a loss of $473,877 for the same quarter in 2000. The gains were a result of continued revenue generation from the Company's divisional core products. During the first quarter, the Company recorded revenues of approximately $106,582 and $527,045 from the shipments, services, and sales generated at the Avalon and Derritron facilities respectively. Avalon's sales revenues decreased significantly from the first quarter of 2000, as the result of an overall decline in the circuit board market. This market decline curtailed many of Avalon's customers from expending funds on capital equipment, which are Avalon's core products.

The Derritron Division's sales revenues increased over $158,000 compared to the same period in 2000, due to continued NorthStar controller sales, new product introductions, and increased service revenues. Management anticipates that during the next six month period, the Derritron Division's sales revenues will continue to increase as its current innovative products, including power and logic modules and VP-5, VP-30, and VP-50 shakers, gain acceptance in the marketplace and additional new products, including the VP-200 and slave logic modules, are developed and marketed.

While the Company's product lines are not subject to inherent seasonal shifts, with the relatively low level of sales of the Company's products to date, the Company's sales have been sensitive to small shifts in revenues and production, which have resulted in material monthly fluctuations. In addition, the Company's results to date have been impacted by the financial effect of our internal changes in facilities, modification of operations, introduction of new product lines and shifts in the existing customer base. As a builder of manufacturing and testing equipment, the Company's sales revenues are also being directly affected by the general decline in the circuit board and related industries, which the Company cannot control. This general industry decline is directly affecting our operating results and has translated into a reduction in the Company's sales of equipment, which was partially offset by increased part sales. A continuation of the downturn would have a long- term impact on the Company's future results.

Cost of Goods Sold - For the three months ended March 31, 2001, the costs of goods sold were $230,409 with a gross profit margin of $403,218 on product sales of $633,627 as compared to $340,978 of costs of goods sold and a $357,668 gross profit margin on product sales of $698,646 for the same period of 2000, resulting in gross profit margins for the three month period ended March 31, 2001 of 64% as compared to a 51% gross margin for the same period in 2000. Due to the decline of capital equipment purchasing in the Company's industries, gross margins were increased in the first quarter of 2001 as service and part revenues increased, which typically have significantly higher margins than the Company's core equipment product lines. Management anticipates that as its production expands and the product mix is diversified, it will achieve a blended gross margin of approximately 40-50% on its products, including direct labor and customary allocated manufacturing overhead. However, until the new product lines have been introduced, and the Company has developed an operating history, there is significant uncertainty about future gross margins, particularly since gross margins are highly dependent on product prices, sales volumes, materials costs and allocation of manufacturing overhead.

Research and Development - For the three month period ending March 31, 2001, the Company's research and development efforts were conducted at all the Company's locations. Research and Development costs were approximately $189,561, consisting of purchased materials, outside consulting and leased employee costs, for the three month period ending March 31, 2001, a significant portion of the total operations and were recorded as a portion of the selling, general and administrative costs. The Company's research and development efforts constituted 25% of the total selling, general and administrative costs for the quarter ending March 31, 2001.

Selling, General and Administrative Costs - For the three months ended March 31, 2001, selling, general, and administrative costs were $766,440, as compared to $831,545 in the same period of 2000. The decrease in fixed selling, general and administrative expenses, is a direct result of management's continuing effort to reduce fixed overhead costs. Management primarily accomplished this through cost reductions in payroll and related costs. A significant portion of the Company's selling, general, and administrative costs were research and development efforts. (see "Research and Development" section above)

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had a total cash availability of $144,179 compared to $222,074 available as of December 31, 2000, a $77,895 decrease. During the first three months of 2001, the Company continued to expend significant cash towards the purchasing of equipment and resources necessary for the development of the Sterling and Derritron Product Lines and preparing the Company for the anticipated growth in operations as a result of the introductions of additional products. During the first quarter of 2001, the company obtained two loans from an unrelated party for $142,000 and $150,000, respectively. (See Note 8: Notes Payable). The Company intends to continue to seek additional working capital to meet its operating requirements and to provide further capital for expansion, acquisition of strategic technologies and direct costs related to the anticipated expansion of Derritron's product line. While the Company believes that additional capital will be needed to maintain the growth plans of the Company, management believes that the working capital now available to it along with funds generated from operations and the economies realized from a reduced operations force will be sufficient to meet capital requirements for the next 12 months, even if substantial additional working capital does not become available and the commercial level of the Sterling Product is not realized.

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

         Not applicable.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

On May 5, 2001, the Board of Directors held a special meeting as the result of a recent evaluation of the Sterling Product Line, which indicated that the project was experiencing environmental production inconsistencies. After a review of the available information, the Board concluded that the state of the project warranted immediate public disclosure while the Company continued reviewing the project to determine its status and to consider the future direction of the project.

In the discussion, Ira Gentry, CEO and Chairman, disagreed with the Board's assessment of the status of the Sterling Product, but indicated his desire to defer to the Board's views. Mr. Gentry voluntarily resigned as Chairman and CEO at the meeting (See attached May 7, 2001 press release.)

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           (a)      Exhibits
                    May 7, 2001 Press Release
           (b)      Reports on Form 8-K
                    None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated:   May 15, 2001             /s/ Brian D. Young
                                  -----------------------
                                  Brian D. Young, CFO
                                  UniDyn, Corp.

Monday May 7, 9:40 am Eastern Time
Press Release

UniDyn Corp. Reports Delays in Sterling Project: Ira Gentry Resigns as CEO and Chairman PHOENIX--(BUSINESS WIRE)--May 7, 2001--UniDyn Corp. (OTC.BB:UNDY) reported that its Board of Directors met on Saturday, May 5, to consider the status of the Sterling Project.

John Provazek, Director and Chief Operating Officer, stated, "Dr. Don Leaver, Director and Vice President of Software Development, advised the Board on the evaluations conducted over the past week of the Sterling Product, beta site data and testing results. The results suggest that the distinct parameters previously observed may not be achievable on a consistent basis in the current Sterling Product configuration.

"Based on the reports, the introduction of a commercial product and the associated revenues will be delayed and may not be realized."

In the discussion, Ira Gentry, Chief Executive Officer and Chairman, disagreed with the Board's assessment. Gentry indicated that, "I believe we are further along with the Sterling Product, but will defer to the Board's views to assure prompt communication with our shareholders and a full review of the Sterling Line." Gentry voluntarily resigned as Chairman and CEO at the meeting.

Provazek added, "The Board accepted Ira Gentry's resignation. We appreciate his willingness to work with the Company through the transition period. We will continue to focus on the core Derritron and Avalon Product lines while we evaluate the Sterling Project."

For information contact Provazek at 602/426-8634

Statements about the Company's future expectations and all other statements in this press release other than historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and as that term is defined in the Private Litigation Reform Act of 1995.

The Company intends that such forward-looking statements be subject to the safe harbors created thereby. Since these statements involve risks and uncertainties and are subject to change at any time, the Company's actual results may differ materially from expected results.

Contact:
         UniDyn Corp., Phoenix
         John Provazek, 602/426-8634