Form 10QSB
period 2001-06-30
UNIDYN CORP
filed 2001-08-14
CIK 894542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    June 30, 2001
                                            -------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-31
                    ---------------


                                  UNIDYN, CORP.
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                               87-0438639
--------------------------------------------         ---------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)

3640 East Roeser Road
Phoenix, Arizona                                            85040
-----------------------------------------          --------------------------
(Address of principal executive offices)                    (Zip Code)


Issuer's telephone number, including area code:               (602) 426-8634
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

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding as of June 30, 2001
------------------------------------         -------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                  36,382,546 SHARES

                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

BASIS OF PRESENTATION

General

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                         UNIDYN, CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                              June 30,                December 31,
                                                                                2001                      2000
                                                                       ----------------------    ----------------------
ASSETS                                                                       (Unaudited)                (Audited)
   CURRENT ASSETS
     Cash in bank                                                      $              122,368    $              222,074
     Accounts receivable                                                              414,186                   568,670
     Receivables - Employees                                                           13,000                    15,500
     Deferred tax benefit                                                                   0                    14,500
     Prepaid expense                                                                   11,850                    11,850
     Inventory                                                                      1,148,198                   895,217
     Deferred interest expense                                                         42,875                    18,000
                                                                       ----------------------    ----------------------
                                                 TOTAL CURRENT ASSETS               1,752,477                 1,745,811

PROPERTY, PLANT & EQUIPMENT                                                           644,490                   620,250

OTHER ASSETS
     Deposits and other                                                                23,830                    98,971
     Goodwill                                                                       1,139,498                 1,181,702
     Deferred tax benefit                                                             196,000                   181,500
     Derritron Technology                                                           3,874,787                 3,919,324
                                                                       ----------------------    ----------------------
                                                   TOTAL OTHER ASSETS               5,234,115                 5,381,497
                                                                       ----------------------    ----------------------

                                                                       $            7,631,082    $            7,747,558
                                                                       ======================    ======================

LIABILITIES & EQUITY
   CURRENT LIABILITIES
     Accounts payable                                                  $               53,027    $               89,997
     Accrued expenses                                                                  65,940                    64,973
     Loans payable current portion                                                          0                     5,633
     Deposits                                                                               0                    21,561
                                                                       ----------------------    ----------------------
                                            TOTAL CURRENT LIABILITIES                 118,967                   182,164

   LONG-TERM LIABILITIES
     Note payable                                                                   1,376,087                 1,047,300
                                                                       ----------------------    ----------------------
                                                    TOTAL LIABILITIES               1,495,054                 1,229,464

   STOCKHOLDERS' EQUITY
     Common Stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding 36,382,546 shares
         (35,382,546 in 2000)                                                          36,383                    35,383
     Additional paid-in capital                                                     7,536,909                 7,148,409
     Retained earnings (deficit)                                                   (1,430,678)                 (659,112)
     Accumulated other comprehensive loss                                              (6,586)                   (6,586)
                                                                       ----------------------    ----------------------
                                           TOTAL STOCKHOLDERS' EQUITY               6,136,028                 6,518,094
                                                                       ----------------------    ----------------------

                                                                       $            7,631,082    $            7,747,558
                                                                       ======================    ======================

See Notes to Unaudited Consolidated Financial Statements.

                         UNIDYN, CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)



                                                                            Three Months Ended              Six Months Ended
                                                                                 June 30,                       June 30,
                                                                           2001            2000           2001           2000
                                                                       -------------  -------------  --------------  -------------
Net sales                                                              $     606,730  $     823,385  $    1,240,358  $   1,522,031
Cost of sales                                                                236,051        377,754         466,460        718,732
                                                                       -------------  -------------  --------------  -------------

                                                         GROSS PROFIT        370,679        445,631         773,897        803,299

General and administrative expenses                                         (779,023)      (735,403)     (1,545,464)    (1,566,948)
                                                                       -------------  -------------  --------------  -------------

                                                    NET INCOME (LOSS)
                                                  BEFORE INCOME TAXES       (408,344)      (289,772)       (771,566)      (763,649)

Income tax expense                                                                 0              0               0              0
                                                                       -------------  -------------  --------------  -------------

                                                    NET INCOME (LOSS)  $    (408,344) $    (289,772) $     (771,566) $    (763,649)
                                                                       =============  =============  ==============  =============

Basic & diluted net income (loss)
   per weighted average share                                          $       (0.01) $       (0.01) $        (0.02) $       (0.02)
                                                                       =============  ============== ==============  =============

Weighted average number of common shares used to
   compute net income (loss) per weighted average share                   36,241,242     35,155,475      35,382,546     35,819,010
                                                                       =============  =============  ==============  =============


See Notes to Unaudited Consolidated Financial Statements.

                         UNIDYN, CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                2001               2000
                                                                         -----------------   -----------------

OPERATING ACTIVITIES
   Net income (loss)                                                     $        (771,566)  $        (763,649)
   Adjustments to reconcile net income (loss) to cash
     provided (required) by operating activities:
       Depreciation and amortization                                               157,273             142,450
       Non-cash interest expense                                                    61,412              69,500
       Deferred interest                                                                 0               2,000
   Changes in assets and liabilities:
       Accounts receivable                                                         154,483            (301,737)
       Inventory                                                                  (252,981)            (62,831)
       Prepaid expenses                                                                  0              (1,900)
       Accounts payable                                                            (36,970)           (194,078)
       Accrued expenses                                                                966              58,340
       Payable - related party                                                       2,500             (30,500)
       Deposits                                                                     53,580             (52,828)
                                                                         -----------------   -----------------

                                           NET CASH PROVIDED (REQUIRED)
                                                BY OPERATING ACTIVITIES           (631,303)         (1,135,233)

INVESTING ACTIVITIES
   Purchase of equipment / cost adjustment                                         (94,771)           (174,753)
                                                                         -----------------   -----------------

                                              NET CASH PROVIDED  (USED)
                                                BY INVESTING ACTIVITIES            (94,771)           (174,753)

FINANCING ACTIVITIES
   Sale of common stock                                                            340,000             617,051
   Loan principal payments                                                          (5,632)           (394,490)
   Loan proceeds                                                                   292,000             950,000
                                                                         -----------------   -----------------

                                            NET CASH PROVIDED (USED) BY
                                                   FINANCING ACTIVITIES            626,368           1,172,561
                                                                         -----------------   -----------------

                                            INCREASE (DECREASE) IN CASH
                                                   AND CASH EQUIVALENTS            (99,706)           (137,425)

Cash and cash equivalents at beginning of year                                     222,074             461,239
                                                                         -----------------   -----------------

                                              CASH AND CASH EQUIVALENTS
                                                       AT END OF PERIOD  $         122,368   $         323,814
                                                                         =================   =================

Cash paid for income taxes                                               $               0   $               0
Cash paid for interest                                                                   0                 427


See Notes to Unaudited Consolidated Financial Statements.

                         UNIDYN, CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Accounting Methods
The Company recognizes income and expenses based on the accrual method of accounting.

Principles of Consolidation
The balance sheets for 2001 and 2000 contain the accounts of the Company and its wholly owned subsidiaries, Avalon Manufacturing Co. and Derritron Vibration Products.

Dividend Policy
To date, the Company has not adopted any policy regarding payment of dividends in cash.

Organization Costs
The Company amortized its organization costs over a five-year period.

Inventory
Inventory consists of items for resale and is valued at the lower of cost (first-in, first-out basis) or market value. The June 30, 2001 inventory, including finished goods, raw materials and works in process was $1,148,198.

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

                         UNIDYN, CORP. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2001


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

NOTE 3:           STERLING PATENT

During the quarter ended June 30, 1998, the Company issued 6,416,000 shares of restricted common stock, previously held as treasury stock, to acquire the rights to patent the Sterling Process from Universal Dynamics, Inc. During the third quarter of 2000, a patent was filed on the Sterling Product Line process. The associated patent costs are currently being amortized over fifteen years for income tax purposes and 17 years for accounting purposes, and were recorded as part of property, plant, and equipment.

NOTE 4:           DERRITRON TECHNOLOGY

Effective June 30, 1998, the Company issued 14,576,000 shares of restricted common stock, previously held as treasury stock, to acquire the business and associated technology known as Derritron. Derritron was an established business, which manufactured vibration shakers and other related technology. With this acquisition, UniDyn received patent, products, know how, drawings, trade name, manufacturing equipment, and an established market presence in England and other parts of Europe, Asia, South America, India, and China. This technology has the capacity to be fully integrated with the NorthStar vibration control systems acquired from Universal Dynamics. The technology is currently being amortized over 15 years.

NOTE 5:           OPTIONS/WARRANTS

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

                         UNIDYN, CORP. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2001


NOTE 5:           OPTIONS (continued)

On March 27, 2001, the Company granted 5,000 options to an employee for meeting project goals. The grant allowed for the purchase of Common Stock at $0.455 per share, based on the fair market value of the stock at the grant date plus 15% in compliance with the Company's stock options plan. The options vest over the next five years and have a term of ten years.

On April 13, 2001, the Company issued 400,000 warrants for the purchase of the Company's common stock in connection with a private placement of 1,000,000 of the Company's restricted common stock. The warrants issued consisted of 200,000 warrants exercisable at $1.00 per share and 200,000 warrants exercisable at $1.75 per share; the warrants expire on September 1, 2001 and March 1, 2002 respectively.


NOTE 6:           SEGMENT INFORMATION

For the three and six month periods ending June 30, 2001, the Company's Avalon Subsidiary had sales of $236,598 and $343,180, cost of goods sold of $100,129 and $124,785, general and administrative expenses of $178,159 and $431,119, and net loss of $41,689 and $212,724, respectively.

For the three and six month periods ending June 30, 2001, the Company's Derritron Subsidiary had sales of $370,132 and $897,178, cost of goods sold of $135,922 and $341,675, general and administrative expenses of $395,167 and $741,164, and net loss of $160,957 and $185,661, respectively.

UniDyn's corporate division, which generates no income and incur's costs for corporate employees and corporate overhead costs, had costs for the three and six month periods ending June 30, 2001 totaling $205,697 and $373,181, respectively.

NOTE 7:           GOODWILL

Goodwill relates to the acquisition of Avalon and will be amortized over fifteen years. The Company assigned some of the excess purchase price to property, plant, and equipment. The Company determined there were no other intangible assets to record, and thus recorded goodwill for the balance of the excess of purchase price over net assets acquired.

NOTE 8:           NOTES PAYABLES

On March 17, 2000, the Company obtained a loan from an unrelated party for $1,000,000. The loan matures on March 17, 2003 and carries a 6% simple annual interest rate with no principle or interest payments due until the maturity of the note. The Company has accrued for the interest in the current period and increased the Company's obligation for long-term debt appropriately. Additionally, the Company issued 150,000 Stock Purchase Warrants at an exercise price of $2.77, or 85% of the market price at date of issue. The difference between market and issue was recorded as deferred interest with an adjustment to additional paid in capital. The deferred interest will be expensed, as it is amortized over the period of the loan.

During the first quarter of 2001, the Company obtained two loans from an unrelated party for $142,000 and $150,000, respectively. The first promissory note was issued on February 8, 2001 in the amount of $142,000. The loan matures on February 8, 2004 and carries an 8% simple annual interest rate with no principle or interest payments due until the maturity of the note. The second promissory note was issued on March 28, 2001 in the amount of $150,000. The loan matures on March 28, 2004 carries an 8% simple annual interest rate with no principle or interest payments due until the note's maturity. The Company has accrued for the interest in the current period and increased the Company's obligation for long-term debt appropriately.

                         UNIDYN, CORP. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2001


NOTE 9:           SUBSEQUENT EVENTS

The Company continues to evaluate the Sterling Product and determine its marketability, operating modifications and the capital requirements to pursue the product. As previously stated, operating results suggest that the distinct parameters previously observed may not be achievable on a consistent basis in the current Sterling Product configuration. Based on the reports, the introduction of a commercial product and the associated revenues will be delayed and may not be realized. Depending on the determination of the previously stated factors, the Company's direction may affect the amortization of the associated intellectual properties.

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

During 2000, the Company expended significant resources into the startup of the Derritron division in Riverside, CA and for the development of products at both the Derritron and Avalon Divisions. The Company's Derritron Division engineered, designed, and produced several products including: VP-5, VP- 30 and VP-50 Shakers, and power and logic modules for the Derritron amplifiers.

During 2000, the Company used its Avalon facilities to work on the development of the Sterling Product Line, which has been designed as a stand-alone piece of equipment that would provide for a fully integrated, on-line quality control testing of printed circuit boards. The Sterling Technology has patents pending in the United States and Taiwan; which protects the Company in the targeted worldwide markets. As a result of the efforts made toward new product developments, the Company expended significant resources toward research and development during the year 2000 and the first six months of 2001 (see Research and Development section in the Company's Results of Operations Section).

During the second quarter of 2001, evaluations of the Sterling Product, beta site data and other testing results, as disclosed in the Company's May 7th press release suggest that the distinct parameters previously observed might not be achievable on a consistent basis in the current Sterling Product configuration. Based on the reports, the introduction of a commercial product and its associated revenues are expected to be delayed and may not be realized. At a special meeting on May 5th, 2001, the Board of Directors instructed management to continue to review the Sterling Product to determine its marketability and the capital requirements to pursue the product. Subsequently, management was instructed to report to the Board on operating modifications, which may be required if the Company continues or suspends the Sterling Project. In the interim, the Board confirmed management's intent to focus Company operations on its core Derritron Product Line. The evaluation of the Sterling Product continues.

As of June 30, 2001, the Company's workforce consisted of approximately 17 leased personnel all located in the United States. In response to a general decline in the circuit board and related industries and the current evaluation of the Sterling Project, the Company significantly reduced the size of its leased workforce during April and May and continues to make efforts to reduce costs. Management believes that by leasing its primary workforce, the Company has controlled its fixed overhead costs and has been able to provide its staff with advantages of improved benefits packages and access to retirement plans which can be provided through the larger group status of a leasing arrangement. Management will continue to review the leasing structure as conditions require.

As described above, the Company has acquired a substantial portion of its technology and production assets through arrangements with third parties. The Company intends to continue to contemplate strategic alliances, acquisitions, and mergers to enhance and fund the development the assets acquired from third parties. In addition, the Company will continue to develop new equipment and technology internally as circumstances warrant and as capital resources and technical talent allow.

RESULTS OF OPERATIONS

For the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000

For the three month period ending June 30, 2001, the Company reported, on a consolidated basis, sales of $606,730 as compared to sales of $823,385 for the same quarter in 2000, resulting in a loss of $408,344 for the three months ending June 30, 2001 as compared to a loss of $289,772 for the same quarter in 2000. The revenues were a result of continued revenue generation from the Company's divisional core products. During the second quarter, the Company recorded revenues of approximately $236,598 and $370,132 from the shipments, services, and equipment sales generated at the Avalon and Derritron facilities respectively. Avalon and Derritron sales revenues decreased significantly from the second quarter of 2000, as the result of an overall decline in their markets. This market decline curtailed many of the Company's customers from expending funds on capital equipment, which are the Company's core products.

While the Company's product lines are not subject to inherent seasonal shifts, with the relatively low level of sales of the Company's products to date, the Company's sales have been sensitive to small shifts in revenues and production, which have resulted in material monthly fluctuations. In addition, the Company's results to date have been impacted by the financial effect of our modification of operations, introduction of new product lines and shifts in the existing customer base. As a builder of manufacturing and testing equipment, the Company's sales revenues are also being directly affected by the general decline in the circuit board and related industries, which the Company cannot control. This general industry decline is directly affecting our operating results and has translated into a reduction in the Company's sales of equipment. A continuation or worsening of the current downturn would have a long-term material impact on the Company's future results.

Cost of Goods Sold - For the three months ended June 30, 2001, the costs of goods sold were $236,051 with a gross profit margin of $370,679 on product sales of $606,730 as compared to $377,754 of costs of goods sold and a $445,631 gross profit margin on product sales of $823,385 for the same period of 2000, resulting in gross profit margins for the three month period ended June 30, 2001 of 61% as compared to a 54% gross margin for the same period in 2000. Due to the general decline and delaying of capital equipment purchasing by the Company's customers, gross margins were increased in the second quarter of 2001 as the Company's customers decided to service and replace parts. Service and parts have significantly higher margins than the Company's core equipment product lines, which contributed to the increase in gross margins.

Management anticipates that as its production expands and the product mix is diversified, it will achieve a blended gross margin of approximately 40-50% on its products, including direct labor and customary allocated manufacturing overhead. However, until the new product lines have been introduced, the Company has developed an operating history, and the related economic factors stabilize, there is significant uncertainty about future gross margins, particularly since gross margins are highly dependent on product prices, sales volumes, materials cost and allocation of manufacturing overhead.

Research and Development - For the three month period ending June 30, 2001, the Company's research and development efforts were conducted at all the Company's locations. Research and Development costs were approximately $242,796, consisting of purchased materials, outside consulting and leased employee costs, for the three month period ending June 30, 2001. Research and Development costs are a significant portion of the total operations and were recorded as a portion of the selling, general and administrative costs. The Company's research and development efforts constituted 31% of the total selling, general and administrative costs for the quarter ending June 30, 2001. During the current evaluation period of the Sterling Product Line, management anticipates a significant decrease in research and development costs.

Selling, General and Administrative Costs - For the three months ended June 30, 2001, selling, general, and administrative costs were $779,023, as compared to $735,403 in the same period of 2000, a $43,620 increase. A significant portion of the Company's selling, general, and administrative costs were research and development efforts. (see "Research and Development" section above)

For the six month Period ended June 30, 2001 compared to the six month Period ended June 30, 2000

For the six month period ending June 30, 2001, the Company reported, on a consolidated basis, sales of $1,240,358 as compared to sales of $1,522,031 for the same six month Period in 2000, resulting in a loss of $771,566 for the six months ending June 30, 2001 as compared to a loss of $763,649 for the same six month Period in 2000. The revenues were a result of continued revenue generation from the Company's divisional core products. During the first six month Period, the Company recorded revenues of approximately $343,180 and $897,178 from the shipments, services, and sales generated at the Avalon and Derritron facilities respectively. Avalon's sales revenues decreased significantly from the first six month Period of 2000, as the result of an overall decline in the circuit board market. This market decline curtailed many of Avalon's customers from expending funds on capital equipment, which are Avalon's core products.

In spite of an the overall economic downturn being experienced throughout the equipment sector and the resulting decreases the Company experienced in the second quarter, the Derritron Division's sales revenues increased over $80,000 compared to the same period in 2000, due to previous gains in the first quarter and continued NorthStar controller sales, new product introductions, and increased service revenues. Management anticipates that during the next six month period, the Derritron Division's sales revenues will increase as its current innovative products, including power and logic modules and VP-5, VP-30, and VP- 50 shakers, gain acceptance in the marketplace and additional new products, including the VP-200 and slave logic modules, are developed and marketed. However, a continuation or worsening of the current economic downturn would have a long-term material impact on the Company's future results.

Cost of Goods Sold - For the six months ended June 30, 2001, the costs of goods sold were $466,460 with a gross profit margin of $773,897 on product sales of $1,240,358 as compared to $718,732 of costs of goods sold and a $803,299 gross profit margin on product sales of $1,522,031 for the same period of 2000, resulting in gross profit margins for the six month period ended June 30, 2001 of 62% as compared to a 53% gross margin for the same period in 2000. Due to the general decline and delaying of capital equipment purchasing by the Company's customers, gross margins were increased in the first quarter of 2001 as the Company's customers decided to service and replace equipment parts. Service and parts have significantly higher margins than the Company's core equipment product lines.

Research and Development - For the six month period ending June 30, 2001, the Company's research and development efforts were conducted at all the Company's locations. Research and Development costs were approximately $479,174, consisting of purchased materials, outside consulting and leased employee costs, for the six month period ending June 30, 2001. Research and Development costs are a significant portion of the total operations and were recorded as a portion of the selling, general and administrative costs. The Company's research and development efforts constituted 31% of the total selling, general and administrative costs for the six month Period ending June 30, 2001. During the current evaluation period of the Sterling Product Line, management anticipates a significant decrease in research and development costs.

Selling, General and Administrative Costs - For the six months ended June 30, 2001, selling, general, and administrative costs were $1,545,464, as compared to $1,566,948 in the same period of 2000. The $21,484 decrease in fixed selling, general and administrative expenses, is a direct result of management's continuing effort to reduce fixed overhead costs. Management primarily accomplished this through cost reductions in payroll and related costs, these reductions were offset by increases in research & development costs, which were a significant portion of the Company's selling, general, and administrative costs. (see "Research and Development" section above)

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had a total cash availability of $122,368 compared to $222,074 available as of December 31, 2000, a $99,706 decrease. Until the determination of the Sterling Product in May 2001, the Company continued to expend significant cash towards the purchasing of equipment and resources necessary for the development of the Sterling and Derritron Product Lines and preparing the Company for the anticipated growth in operations as a result of the introductions of additional products. During the first six month period of 2001, the Company obtained two loans from an unrelated party for $142,000 and $150,000, respectively. (See Note 9: Notes Payable).

The Company intends to continue to seek additional working capital to meet its operating requirements and to provide further capital for expansion, acquisition of strategic technologies and direct costs related to the anticipated expansion of Derritron's product line.

While the Company believes that additional capital will be needed for growth plans of the Company, management believes that the working capital now available to it along with funds generated from operations, the possible disposition of selected assets and the economies realized from reductions in the work force, will allow it to meet capital requirements for the next 12 months, even if substantial additional working capital does not become available. However, management also realizes that due to the Company's limited working capital reserves, a continuation or worsening of the current worldwide economic downturn would have a material impact on the Company's future results and may create a going concern issue for the Company.

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

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 13, 2001, the Company issued 1,000,000 shares of restricted common stock for $340,000. As an additional incentive to the investor, the Company issued 400,000 warrants for the purchase of the Company's common stock. The issued warrants consisted of 200,000 warrants exercisable at $1.00 per share and 200,000 warrants exercisable at $1.75 per share; the warrants expire on September 1, 2001 and March 1, 2002 respectively. The proceeds were used to meet Unidyn's operational needs and to provide further capital for direct cost related to the development of the Sterling Product. The transaction was undertaken to an investor as a private placement without any public offering. The investor was accredited and had a prior business relationship with the Company. The issuances was made in reliance on the exemption from registration provided by rule 506 of Regulation D.

In connection with obtaining a loan from an unrelated party, the Company issued 150,000 Stock Purchase Warrants at an exercise price of $2.77, or 85% of the market price at date of issue. The difference between market price and issue price was recorded as deferred interest with an adjustment to additional paid in capital. The deferred interest will be expensed, as it is amortized over the period of the loan.

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.           OTHER INFORMATION

On May 5, 2001, the Board of Directors held a special meeting as the result of an evaluation of the Sterling Product Line, which indicated that the project was experiencing environmental production inconsistencies. After a review of the available information, the Board concluded that the state of the project warranted immediate public disclosure while the Company continued reviewing the project to determine its status and to consider the future direction of the project. In the discussion, Ira Gentry, CEO and Chairman, disagreed with the Board's assessment of the status of the Sterling Product, but indicated his desire to defer to the Board's views. Mr. Gentry voluntarily resigned as Chairman and CEO at the meeting. The Sterling product review is currently in process.

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

                                    UniDyn, Corp

Dated:   August 14, 2001            /s/ John Provazek
                                    ----------------------------
                                    John Provazek, CEO
                                    UniDyn, Corp.