Form 10QSB
period 2001-09-30
UNIDYN CORP
filed 2001-11-19
CIK 894542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    September 30, 2001
                                            ------------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to _______________

Commission File No.     33-55254-31
                    ---------------

                                  UNIDYN, CORP.
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                     87-0438639
--------------------------------           -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification
incorporation or organization)              Number)

         3640 East Roeser Road
         Phoenix, Arizona                                     85040
--------------------------------------------         ---------------------------
(Address of principal executive offices)             (former Zip Code)


Issuer's telephone number, including area code:               (909) 549-8521
                                                              ------------------

     Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                  Class                     Outstanding as of September 30, 2001
------------------------------------        ------------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                   36,382,546  SHARES

                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

BASIS OF PRESENTATION

General

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                         UNIDYN, CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                September 30,              December 31,
                                                                                    2001                       2000
                                                                           ----------------------    ----------------------
ASSETS                                                                           (Unaudited)                 (Audited)
   CURRENT ASSETS
     Cash in bank                                                          $               79,346    $              222,074
     Accounts receivable                                                                  250,378                   568,670
     Deferred tax benefit                                                                       0                    14,500
     Prepaid expense                                                                       13,572                    11,850
     Receivable - employees                                                                10,000                    15,500
     Inventory                                                                          1,218,383                   895,217
     Deferred interest expense                                                             42,875                    18,000
                                                                           ----------------------    ----------------------

                                                     TOTAL CURRENT ASSETS               1,614,554                 1,745,811

PROPERTY, PLANT & EQUIPMENT                                                               575,200                   620,250

OTHER ASSETS
     Sterling Patent                                                                       37,862                         0
     Deposits and other                                                                         0                    98,971
     Goodwill                                                                           1,132,464                 1,181,702
     Deferred tax benefit                                                                 196,000                   181,500
     Derritron Technology                                                               3,867,364                 3,919,324
                                                                           ----------------------    ----------------------
                                                                                        5,233,690                 5,381,497
                                                                           ----------------------    ----------------------

                                                                           $            7,423,444    $            7,747,558
                                                                           ======================    ======================

LIABILITIES & EQUITY
   CURRENT LIABILITIES
     Accounts payable                                                      $              134,187    $               89,997
     Accrued expenses                                                                     150,205                    64,973
     Loans payable current portion                                                              0                     5,633
     Deposits                                                                                   0                    21,561
                                                                           ----------------------    ----------------------

                                                TOTAL CURRENT LIABILITIES                 284,392                   182,164

   LONG-TERM LIABILITIES
     Long-term debt                                                                     1,292,000                 1,047,300
                                                                           ----------------------    ----------------------

                                                        TOTAL LIABILITIES               1,576,392                 1,229,464

   STOCKHOLDERS' EQUITY
     Common Stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding 36,382,546 shares
         (35,382,546 in 2000)                                                              36,383                    35,383
     Additional paid-in capital                                                         7,536,909                 7,148,409
     Retained earnings (deficit)                                                       (1,719,654)                 (659,112)
     Accumulated other comprehensive loss                                                  (6,586)                   (6,586)
                                                                           ----------------------    ----------------------

                                               TOTAL STOCKHOLDERS' EQUITY               5,847,052                 6,518,094
                                                                           ----------------------    ----------------------

                                                                           $            7,423,444    $            7,747,558
                                                                           ======================    ======================

                         UNIDYN, CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)



                                                                           Three Months Ended               Nine Months Ended
                                                                              September 30,                   September 30,
                                                                          2001             2000           2001           2000
                                                                     ---------------  -------------  --------------  -------------
Net product sales                                                    $       447,426  $     508,619  $    1,687,783  $   2,030,650
Other sales                                                                        0        900,000               0        900,000
Cost of sales                                                               (206,763)      (226,482)       (673,223)      (945,214)
                                                                     ---------------  -------------  --------------  -------------

                                                      GROSS PROFIT           240,663      1,182,137       1,014,560      1,985,436

General and administrative expenses                                         (529,638)      (864,898)     (2,075,102)    (2,431,846)
                                                                     ---------------  -------------  --------------  -------------

                                                 NET INCOME (LOSS)
                                               BEFORE INCOME TAXES          (288,975)       317,239      (1,060,542)      (446,410)

Income tax expense                                                                 0              0               0              0
                                                                     ---------------  -------------  --------------  -------------

                                                 NET INCOME (LOSS)   $      (288,975) $     317,239  $   (1,060,542) $    (446,410)
                                                                     ================ =============  ==============  ==============

Net income (loss) per weighted average share                         $         (0.01) $        0.01  $        (0.03) $       (0.01)
                                                                     ================ =============  ==============  ==============

Weighted average number of common shares
   used to compute net income (loss) per
   weighted average share                                                 36,382,346  35,307,804         36,005,257     35,093,809
                                                                     ===============  ==========     ==============  =============


                         UNIDYN, CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                2001               2000
                                                                         -----------------   -----------------

OPERATING ACTIVITIES
   Net income (loss)                                                     $      (1,060,542)  $        (446,410)
   Adjustments to reconcile net income (loss) to cash
     provided (required) by operating activities:
       Depreciation and amortization                                               206,254             219,193
       Non-cash interest expense                                                    82,252              84,500
       Deferred taxes                                                                    0                   0
       Deferred interest                                                           (24,875)              4,000
   Changes in assets and liabilities:
       Accounts receivable                                                         323,792             (19,119)
       Inventory                                                                  (323,166)           (277,452)
       Prepaid expenses                                                             (1,722)                  0
       Accounts payable                                                             44,190             (92,910)
       Accrued expenses                                                              2,980              10,511
       (Receivable) Payable - related party                                              0             (20,500)
       Deposits                                                                     77,410             (87,529)
                                                                         -----------------   -----------------

                                           NET CASH PROVIDED (REQUIRED)
                                                BY OPERATING ACTIVITIES           (673,427)           (625,716)

INVESTING ACTIVITIES
   Purchase of equipment                                                           (60,006)           (168,479)
   Patent costs                                                                    (37,862)                  0
                                                                         -----------------   -----------------

                                              NET CASH PROVIDED  (USED)
                                                BY INVESTING ACTIVITIES            (97,868)           (168,479)

FINANCING ACTIVITIES
   Sale of common stock                                                            389,500             707,801
   Loan principal payments                                                          (5,633)           (423,713)
   Loan proceeds                                                                   244,700             950,000
   Cash remaining with former subsidiary                                                 0                   0
                                                                         -----------------   -----------------

                                            NET CASH PROVIDED (USED) BY
                                                   FINANCING ACTIVITIES            628,567           1,234,088
                                                                         -----------------   -----------------

                                            INCREASE (DECREASE) IN CASH
                                                   AND CASH EQUIVALENTS           (142,728)            439,893

Cash and cash equivalents at beginning of year                                     222,074             461,239
                                                                         -----------------   -----------------

                                              CASH AND CASH EQUIVALENTS
                                                       AT END OF PERIOD  $          79,346   $         901,132
                                                                         =================   =================

Cash paid for income taxes                                               $               0   $               0
Cash paid for interest                                                                   0                 998


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

RESULTS OF OPERATIONS

     For the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000

     For the three months ending September 30, 2001, the Company reported, on a consolidated basis, sales of $447,150 as compared to sales of $508,619 for the same quarter in 2000, resulting in a loss of $288,975 for the three months ending September 30, 2001 as compared to a gain of $317,239 for the same quarter in 2000. During the third quarter, the Company recorded revenues of approximately $357,357 and $89,793 from the shipments, services and license agreement sales generated at the Derritron and Avalon facilities respectively. Management anticipates that during the next three month period, the Company will move toward customary production level costs and expenses, while Derritron production expands, and the NorthStar production continues.

     While the Company's product lines are not subject to inherent seasonal shifts, with the relatively low level of sales of the Company's products to date, the Company's sales have been sensitive to small shifts in revenues and production which have resulted in material monthly fluctuations. In addition, the Company's results to date have been impacted by the financial effect of world events, changes in facilities, modification of operations, introduction of new product lines and shifts in the existing customer base.

     Cost of Goods Sold - For the three months ended September 30, 2001, the costs of goods sold were $206,763 with a gross profit margin of $240,663 on product sales of $447,426 as compared to $226,482 of costs of goods sold and a $282,137 gross profit margin on product sales of $508,619 for the same period of 2000, resulting in gross profit margins for the three month period ended September 30, 2001 of 54% as compared to a 55% gross margin for the same period in 2000.

     Management anticipates that as its production expands and the product mix is diversified, it will achieve a blended gross margin of approximately 40-50% on its products, including direct labor and customary allocated manufacturing overhead. However, until the Company has developed an operating history, and the related economic factors stabilize, there is significant uncertainty about future gross margins, particularly since gross margins are highly dependent on product prices, sales volumes, material costs and allocation of manufacturing overhead.

     Selling, General and Administrative Costs - For the three months ended September 30, 2001, selling, general, and administrative costs were $529,638, as compared to $864,989 in the same period of 2000, a $335,260 decrease.

     For the nine month period ended September 30, 2001 compared to the nine month period ended September 30, 2000.

     For the nine months ending September 30, 2001, the Company reported, on a consolidated basis, sales of $1,687,508 as compared to sales of $2,030,650 for the same nine month period in 2000, resulting in a loss of $1,060,542 for the nine months ending September 30, 2001 as compared to a loss of $446,410 for the same nine month period in 2000. The revenues were the result of continued revenue generation from the Company's divisional core products. During the first nine month period, the Company recorded revenues of approximately $432,973 and $1,254,535 from the shipments, services, and sales generated at the Avalon and Derritron facilities respectively. Sales revenues decreased significantly from the first nine month period of 2000, as the result of an overall decline in the circuit board market. This market decline curtailed many customers from expending funds on capital equipment, which are the Company's products.

     Cost of Goods Sold - For the nine months ended September 30, 2001, the costs of goods sold were $673,223 with a gross profit margin of $1,014,560 on products sales of $1,687,783 as compared to $945,214 of costs of goods sold and a $1,085,436 gross profit margin on product sales of $2,030,650 for the same period of 2000, resulting in gross profit margins for the nine month period ended September 30, 2001 of 60% as compared to a 53% gross margin for the same period in 2000. Due to the general decline and delaying of capital equipment purchasing by the Company's customers, gross margins were increased in 2001 as the Company's customers decided to service and replace equipment parts. Service and parts have significantly higher margins than the Company's core equipment product lines.

     Selling, General and Administrative Costs - For the nine months ended September 30, 2001, selling, general, and administrative costs were $2,075,102, as compared to $2,431,846 in the same period of 2000. The $356,74 decrease in selling, general and administrative expenses, is a direct result of management's continuing effort to reduce overhead costs. Management primarily accomplished this through cost reductions in payroll and related costs.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, the Company had a total cash availability of $79,346 compared to $222,074 available as of December 31, 2000, a $142,728 decrease.

     The Company intends to continue to seek additional working capital to meet its operating requirements and to provide further capital for expansion, acquisition of strategic technologies and direct costs related to the anticipated expansion of Derritron's product line.

     While the Company believes that additional capital will be needed for growth plans of the Company, management believes that the working capital now available to it, along with funds generated from operations, the possible disposition of selected assets, and the economies realized from reductions in the work force, will allow it to meet capital requirements for the next 12 months, even if substantial additional working capital does not become available. However, management also realizes that due to the Company's limited working capital reserves, a continuation or worsening of the current worldwide economic downturn would have a material impact on the Company's future results and may create a going concern issue for the Company.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.           OTHER INFORMATION

     Brian Young, the Company's former CFO, resigned and left the Company August 30, 2001. John Provazek, the Company's former CEO, resigned as CEO November 5, 2001.

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

                                    UNIDYN, CORP.



Dated:   November 19, 2001          /s/ Shirley Nakawatase
                                    --------------------------------------------
                                    Shirley Nakawatase, CFO